Form 10QSB
period 1997-06-30
CAPITAL BEVERAGE CORP
filed 1997-09-02
CIK 1020186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                         Commission file number: 0-13181

                          CAPITAL BEVERAGE CORPORATION.
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                        13-3878747
            State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization         Identification No.)

                 1111 East Tremont Avenue, Bronx, New York 10460
               (Address of principal executive office) (Zip Code)

                                 (718) 409-2337
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X       No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 15, 1997 was 2,040,909 shares.

                          CAPITAL BEVERAGE CORPORATION

                                      INDEX

                                                                      Page No.
PART I - FINANCIAL INFORMATION:
     Balance Sheet - June 30, 1997 and December 31, 1996                 1

     Statement of Operations - Three months and six months ended
     June 30, 1997 and 1996                                              2

     Statement of Cash Flows - Six months ended June 30, 1997
     and 1996                                                            3

     Notes to Financial Statements                                       4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           5-6

PART II - OTHER INFORMATION                                              7

SIGNATURES                                                               8

                          CAPITAL BEVERAGE CORPORATION

                                 BALANCE SHEET


                                                                           June 30,
                                                                             1997            December 31,
                                                                          (Unaudited)            1996
                                                                          -----------        ------------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $   157,523         $   126,927
  Accounts Receivable - trade, net of allowance
    for doubtful accounts of $20,000 in 1997 and $50,000 in 1996              611,787             496,479
  Inventory                                                                   499,279             343,344
  Prepaid insurance                                                             6,859               1,521
                                                                          -----------         -----------
      TOTAL CURRENT ASSETS                                                  1,275,448             968,271

MACHINERY AND EQUIPMENT, net of
  accumulated depreciation of $58,139 in 1997 and $54,674 in 1996              46,860              50,327

OTHER ASSETS:
  Intangible assets less accumulated amortization                           1,360,000           1,440,000
    of $240,000 in 1997 and $160,000 in 1996
  Deferred expenses                                                           134,878             130,783
  Due from affiliate                                                               --              57,837
  Deposits                                                                      3,290               3,290
                                                                          -----------         -----------
                                                                          $ 2,820,476         $ 2,650,508
                                                                          ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $   283,700         $   104,904
  Accrued expenses and taxes                                                  127,428             174,315
  Notes payable - Bridge Loan                                                 250,000             250,000
  Current portion of long term debt                                            59,832              56,886
  Accrued dividends on preferred stock                                        207,750             136,500
  Note payable                                                                150,000                  --
                                                                          -----------         -----------
      TOTAL CURRENT LIABILITIES                                             1,078,710             722,605
                                                                          -----------         -----------

LONG TERM DEBT                                                                659,592             695,123

STOCKHOLDERS' EQUITY:
  7 % Cumulative Convertible Series A Preferred
    Stock $.01 par value; 1,000,0000 authorized shares,
    337,500 issued and outstanding at June 30, 1997;
    liquidation preference $1,350,000                                       1,215,000           1,215,000
  7% Cumulative Series B Preferred Stock, par
    value $.01,  300,000 shares issued and outstanding                          3,000               3,000
  Common Stock, $.001 par value; 20,000,000
    authorized shares; 1,240,909 outstanding after
    deducting 886,364 in treasury                                               1,241               1,241
  Additional paid in capital                                                  348,333             348,333
  Accumulated deficit                                                        (485,400)           (334,794)
                                                                          -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                            1,082,174           1,232,780
                                                                          -----------         -----------

                                                                          $ 2,820,476         $ 2,650,508
                                                                          ===========         ===========



                       See notes to financial statements.

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                                ----------------------------        ------------------------------
                                                   1997              1996               1997               1996
                                                ----------        ----------        -----------         ----------

REVENUE
  Sales                                         $3,755,798        $3,509,442        $ 5,635,837         $6,013,039
  Cost of goods sold                             3,293,000         3,244,186          4,915,111          5,453,874
                                                ----------        ----------        -----------         ----------
  Gross profit                                     462,798           265,256            720,726            559,165

COST AND EXPENSES
  Selling and delivery                             103,802            52,822            147,949             58,433
  General and administrative                       259,450           190,206            593,071            342,833
                                                ----------        ----------        -----------         ----------
                                                   363,252           243,028            741,020            401,266
                                                ----------        ----------        -----------         ----------

INCOME (LOSS) FROM OPERATIONS                       99,546            22,228            (20,294)           157,899

  Interest expense                                  28,393            15,883             53,960             23,720
                                                ----------        ----------        -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                   71,153             6,345            (74,254)           134,179

  Income taxes                                       1,572               300              5,100             12,300
                                                ----------        ----------        -----------         ----------

NET INCOME (LOSS)                                   69,581             6,045            (79,354)           121,879

  Pro forma income taxes                                --             2,116                 --             42,657
                                                ----------        ----------        -----------         ----------

PRO FORMA NET INCOME (LOSS)                         69,581             3,929            (79,354)            79,222
                                                ==========        ==========        ===========         ==========

PRO FORMA INCOME (LOSS) PER COMMON SHARE        $     0.03        $     0.00        $     (0.12)        $     0.06
                                                ==========        ==========        ===========         ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATION                            1,240,909         1,240,909          1,240,909          1,240,909
                                                ==========        ==========        ===========         ==========



                       See notes to financial statements.

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF CASH FLOWS


                                                                   Six months ended
                                                                        June 30
                                                             -----------------------------
                                                               1997                1996
                                                             ---------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                          $ (74,254)        $   121,879
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Depreciation and amortization                             83,465              85,084

  Changes in operating assets and liabilities:
    Increase in accounts receivable                           (115,308)           (393,098)
    Increase in inventories                                   (155,935)           (208,480)
     (Increase) decrease in prepaid expenses                    (9,433)              3,842
    Increase in accounts payable and accrued expenses          126,809              48,714
                                                             ---------         -----------
      NET CASH USED IN OPERATING ACTIVITIES                   (144,656)           (342,059)

CASH FLOWS FROM INVESTING  ACTIVITIES:
  Acquisition of Pabst Rights                                       --          (1,600,000)
                                                             ---------         -----------
    NET CASH USED IN INVESTING ACTIVITIES                           --          (1,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                   153,331             766,667
  Loan to stockholder                                               --              45,000
  Payment of note payable                                      (35,916)            (21,000)
  Distribution to stockholder                                       --             (29,197)
  Payment from affiliate                                        57,837                  --
  Issuance of preferred stock                                       --           1,303,795
                                                             ---------         -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  175,252           2,065,265
                                                             ---------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       30,596             123,206

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               126,927              30,383
                                                             ---------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 157,523         $   153,589
                                                             =========         ===========



                       See notes to financial statements.

                       CAPITAL BEVERAGE CORPORATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

              The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

              Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.

2.       INCOME (LOSS) PER SHARE

              Per share information is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the respective periods.

3.       PRO FORMA INCOME TAXES

              Pro forma income taxes, have been provided, to reflect the taxes that would have been necessary if the company had not operated as a "S" corporation in 1996.

4.        SUBSEQUENT EVENT

              On July 22nd 1997 the company successfully completed its Initial Public Offering. The company raised gross proceeds of $ 5,000,000 before offering expenses and underwriters discounts based on the sale of 800,000 units. Each unit was comprised of 1 share of common stock and 1/2 Class A Warrant.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

a.   Results of Operations

              Sales for the quarter ended June 30, 1997 were $3,756,000 as compared to sales of $3,509,000 for the quarter ended June 30, 1996. The cost of goods sold as a percentage of sales for the 1997 period was 88 % as compared to 92% for the comparable 1996 period. Sales for the six months ended June 30, 1997 were $5,636,000 as compared to sales of $6,013,000 for the six months ended June 30, 1996. The cost of goods sold as a percentage of sales for the six months ended June 30, 1997 was 87% as compared to 91% for the comparable 1996 period. The decrease in cost of goods sold, as a percentage of sales for the three and six months ended June 30, 1997, is due primarily to the sales activity associated with the Pabst products. The Pabst products generate a higher gross margin than due the company's other products. Accordingly, the cost of goods sold on these products are lower.

              The sales decrease from 1996 to 1997 was due in part to the change in product mix, as well as increased competition in the Company's Pabst products which placed downward pressure on sales prices.

              Selling, general and administrative expenses for the three and six month periods ended June 30, 1997 were $363,000 and $741,000 as compared to $243,000 and $401,000 for the respective 1996 periods. The increase in the three and six month periods ended June 30, 1997 is due to increased marketing efforts in 1997, as well as the impact of increases in salaries and officer's salaries that became effective in July of 1996. Other general and administrative expenses incurred, are in response to the sales increases anticipated upon completion of the company's IPO.

              Interest expense for the three and six month periods ended June 30, 1997 were $28,000 and $54,000 as compared to $16,000 and $24,000 for the respective 1996 periods. The increase in the three and six month periods ended June 30, 1997 is due to the impact of additional debt incurred in 1997.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

              The Company's working capital decreased from $246,000 at December 31, 1996 to $197,000 at June 30, 1997. The decrease of $49,000 was due in part to the accrual of dividends on its Series A and B preferred stock.

              At June 30, 1997, the Company's primary sources of liquidity were $158,000 in cash, $612,000 in accounts receivable and $499,279 in inventories.

PART II - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS - NONE

Item 2 - CHANGES IN SECURITIES - NONE

Item 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS -
              NONE

Item 5 - OTHER INFORMATION - NONE

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  None

         (b)  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL BEVERAGE CORPORATION


September 2, 1997                        /s/ Carmine N. Stella
                                       -----------------------------------------
                                             Carmine N. Stella, President and
                                                  Chief Executive Officer,
                                        as  Registrant's duly authorized officer



                                                /s/ Carol Macchiarulo,
                                       -----------------------------------------
                                                    Carol Macchiarulo,
                                                 Secretary and Treasurer