Form 10QSB
period 1997-09-30
CAPITAL BEVERAGE CORP
filed 1997-11-14
CIK 1020186

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997
                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to

                         Commission file number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
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

          Yes    X                No
                ---                    ---
The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 14, 1997 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION

                                      INDEX

                                                                                         Page No.
PART I - FINANCIAL INFORMATION:                                                          --------
         Balance Sheet - September 30, 1997 and December 31, 1996                            1

         Statement of Operations - Three months and nine months
         ended September 30, 1997 and 1996                                                   2

         Statement of Cash Flows - Nine months ended September 30,
         1997 and 1996                                                                       3

         Notes to Financial Statements                                                       4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                5

PART II - OTHER INFORMATION                                                                  6

SIGNATURES                                                                                   7

                          CAPITAL BEVERAGE CORPORATION

                                  BALANCE SHEET

                                                                              September 30,
                                                                                  1997            December 31,
                                                                               (Unaudited)            1996
                                                                              -------------       ------------
                                       ASSETS
CURRENT ASSETS:
     Cash                                                                      $ 3,131,995         $   126,927
     Accounts Receivable - trade, net of allowance
         for doubtful accounts of $20,000 in 1997 and $50,000 in 1996              811,676             496,479
     Inventory                                                                     486,793             343,344
     Prepaid insurance                                                               1,858               1,521
                                                                               -----------         -----------
         TOTAL CURRENT ASSETS                                                    4,432,322             968,271

MACHINERY AND EQUIPMENT, net of
     accumulated depreciation of $59,871 in 1997 and $54,674 in 1996                48,129              50,327

OTHER ASSETS:
     Intangible assets less accumulated amortization                             1,280,000           1,440,000
         of $280,000 in 1997 and $160,000 in 1996
     Deferred expenses                                                                 -               130,783
     Due from affiliate                                                                -                57,837
     Deposits                                                                        3,290               3,290
                                                                               -----------         -----------
                                                                               $ 5,763,741         $ 2,650,508
                                                                               ===========         ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $    77,047         $   104,904
     Accrued expenses and taxes                                                    114,265             174,315
     Notes payable - Bridge Loan                                                       -               250,000
     Current portion of long term debt                                              61,142              56,886
     Accrued dividends on preferred stock                                          136,500             136,500
                                                                               -----------         -----------
         TOTAL CURRENT LIABILITIES                                                 388,954             722,605
                                                                               -----------         -----------
LONG TERM DEBT                                                                     643,806             695,123

STOCKHOLDERS' EQUITY:
     7%   Cumulative Convertible Series A Preferred
         Stock $.01 par value; 1,000,0000 authorized shares,
         337,500 issued and outstanding at December 31, 1996;
         liquidation preference $1,350,000                                             -             1,215,000
     7%   Cumulative Series B Preferred Stock, par
         value $.01,  300,000 shares issued and outstanding                          3,000               3,000
     Common Stock, $.001 par value; 20,000,000
         authorized shares; 2,378,409 and 1,240,909 outstanding after
         deducting 886,364 in treasury                                               2,379               1,241
     Additional paid in capital                                                  5,365,573             348,333
     Accumulated deficit                                                          (639,971)           (334,794)
                                                                               -----------         -----------
         TOTAL STOCKHOLDERS' EQUITY                                              4,730,981           1,232,780
                                                                               -----------         -----------
                                                                               $ 5,763,741         $ 2,650,508
                                                                               ===========         ===========

                       See notes to financial statements.

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                               ------------------------------        -------------------------------
                                                  1997               1996                1997                1996
                                               -----------        -----------        ------------        -----------
REVENUE
     Sales                                     $ 5,021,824        $ 3,696,481        $ 10,657,661        $ 9,709,520
     Cost of goods sold                          4,676,265          3,283,883           9,591,376          8,737,757
                                               -----------        -----------        ------------        -----------
     Gross profit                                  345,559            412,598           1,066,285            971,763

COST AND EXPENSES
     Selling and delivery                           54,408             20,317             202,357             78,750
     General and administrative                    464,006            337,495           1,057,077            680,328
                                               -----------        -----------        ------------        -----------
                                                   518,414            357,812           1,259,434            759,078
                                               -----------        -----------        ------------        -----------
INCOME (LOSS) FROM OPERATIONS                     (172,855)            54,786            (193,149)           212,685

OTHER INCOME(EXPENSE) FROM OPERATIONS
     Interest income                                27,425                -                27,425                -
     Interest expense                               28,078             10,776              82,038             34,496
                                               -----------        -----------        ------------        -----------
                                                      (653)           (10,776)            (54,613)           (34,496)
INCOME (LOSS) BEFORE INCOME TAXES                 (173,508)            44,010            (247,762)           178,189

     Income taxes                                   (4,100)             4,700               1,000             17,000
                                               -----------        -----------        ------------        -----------
NET INCOME (LOSS)                                 (177,608)            39,310            (248,762)           161,189

     Pro forma income taxes                            -               13,758                 -               56,415
                                               -----------        -----------        ------------        -----------
PRO FORMA NET INCOME (LOSS)                       (177,608)            25,552            (248,762)           104,774
                                               ===========        ===========        ============        ===========
PRO FORMA INCOME (LOSS) PER COMMON SHARE       $     (0.08)       $      0.02        $      (0.16)       $      0.08
                                               ===========        ===========        ============        ===========
WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN COMPUTATION                         2,188,825          1,240,909           1,556,881          1,240,909
                                               ===========        ===========        ============        ===========


                       See notes to financial statements

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                                   Nine months ended
                                                                                      September 30
                                                                             -------------------------------
                                                                                1997                1996
                                                                             -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income                                                       $  (248,762)       $   161,189
     Adjustments to reconcile net (loss) income to net
         cash used in operating activities:
            Depreciation and amortization                                        165,197            127,625

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                             (315,197)          (400,416)
         (Increase) decrease in inventories                                     (143,449)            28,026
         (Increase) decrease in prepaid expenses                                    (337)           (17,802)
          Increase (decrease) in accounts payable and accrued expenses           (87,907)           (61,415)
                                                                             -----------        -----------
            NET CASH USED IN OPERATING ACTIVITIES                               (630,455)          (162,793)

CASH FLOWS FROM INVESTING  ACTIVITIES:
     Acquisition of Property and Equipment                                        (2,999)               -
     Acquisition of Pabst Rights                                                     -             (800,000)
                                                                             -----------        -----------
         NET CASH USED IN INVESTING ACTIVITIES                                    (2,999)          (800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of bank loan                                                        (47,061)               -
     Proceeds from Bridge Loan                                                       -              180,000
     Payment of Bridge loan                                                     (250,000)
     Loan to stockholder                                                             -                5,000
     Payment of note payable                                                         -              (84,833)
     Distribution to stockholder                                                     -              (29,197)
     Deferred registration cost                                                  130,783           (390,705)
     Due from affiliate                                                           57,837                -
     Increase in additional paid-in capital                                    3,803,378                -
     Issuance of preferred stock                                                     -            1,350,000
                                                                             -----------        -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,694,937          1,030,265
                                                                             -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,061,483             67,472

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 126,927             30,383
                                                                             -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 3,188,410        $    97,855
                                                                             ===========        ===========

                       See notes to financial statements.

                       CAPITAL BEVERAGE CORPORATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

                  Certain financial information which is normally included in financial statements is prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.

2.       LOSS PER SHARE

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

a.   Results of Operations

                  Sales for the quarter ended September 30, 1997 were $5,021,824 as compared to sales of $3,696,481 for the quarter ended September 30, 1996. The cost of goods sold as a percentage of sales for the 1997 period was 93 % as compared to 89% for the comparable 1996 period. Sales for the nine months ended September 30, 1997 were $10,657,661 as compared to sales of $9,709,520 for the nine months ended September 30, 1996. The cost of goods sold as a percentage of sales for the nine months ended September 30, 1997 and 1996 was 90%. The increase in cost of goods sold, as a percentage of sales for the three and nine months ended September 30, 1997, is due primarily to the unit sales volume increases associated with the Pabst products offset by lower sales prices causing a reduction in gross profit dollars and as a percentage of sales.

                  Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 were $519,414 and $1,259,434 as compared to $357,812 and $759,078 for the respective 1996 periods. The increase in the three and six month periods ended September 30, 1997 is due to increased marketing efforts in 1997, as well as the impact of increases in salaries and officer's salaries that became effective in July of 1996. Other general and administrative expenses incurred, are in response to the sales increases anticipated upon completion of the company's IPO.

                  Interest expense for the three and nine month periods ended September 30, 1997 were $28,078 and $82,038 as compared to $10,776 and $34,496 for the respective 1996 periods. The increase in the three and nine month periods ended September 30, 1997 is due to the impact of higher average debt during 1997.


b.   Material Change in Financial Condition, Liquidity and Capital Resources

                  The Company's working capital increased from $245,666 at December 31, 1996 to $4,043,368 at September 30, 1997. The increase of $3,797,702 was due to the funds raised in connection with the company's initial public offering.

                  At September 30, 1997, the Company's primary sources of liquidity were $3,131,995 in cash, $811,676 in accounts receivable and $486,793 in inventories.

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

                                   CAPITAL BEVERAGE CORPORATION


                            /s/Carmine N. Stella
                           ---------------------------------------
                               Carmine N. Stella, President and
                                  Chief Executive Officer,
                           as Registrant's duly authorized officer


                                  /s/ Carol Macchiarulo
                           ---------------------------------------
                                      Carol Macchiarulo,
                                   Secretary and Treasurer