Form 10KSB40
period 1997-12-31
CAPITAL BEVERAGE CORP
filed 1998-04-15
CIK 1020186

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

COMMISSION FILE NO. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      13-3878747
 (STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

1111 EAST TREMONT AVENUE
    BRONX, NEW YORK                                          10460
  (ADDRESS OF PRINCIPAL                                    (ZIP CODE)
   EXECUTIVE OFFICERS)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 409-2337

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

  UNITS CONSISTING OF ONE (1) SHARE OF COMMON STOCK, PAR VALUE $.001 PER SHARE
      AND ONE-HALF (1/2) CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)

                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANT
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF THE REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

         ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $13,687,634.

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, COMPUTED BY REFERENCE TO THE CLOSING PRICE OF SUCH STOCK AS OF MARCH 31, 1998, WAS APPROXIMATELY $8,960,312.00.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 1998 WAS 2,378,409.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Capital Beverage Corporation was incorporated under the laws of the State of Delaware on December 5, 1995. In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor ("Pabst Distribution Rights") for certain beer and malt liquor products ("Pabst Products") manufactured by Pabst Brewing Company ("Pabst"). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash at or prior to closing, and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the "Pabst Notes"). The Pabst Notes bear interest at 9% per annum, which interest is included in the monthly $10,000 payments. If the Company defaults in payment of any of the Pabst Notes, such default may result in a re-conveyance of the Pabst Distribution Rights to Consolidated Beverage Corporation. Any such loss of the Pabst Distribution Rights may have a materially adverse effect on the Company's financial condition and results of operations.

         Subject to the conditions set forth in the agreement pursuant to which the Company acquired the Pabst Distribution Rights, the Company became the exclusive distributor of the following Pabst Products in the following areas (collectively, the "Territory"):

         Borough of Manhattan: Pabst Blue Ribbon Beer, Pabst Extra Light Beer, Pabst Light Beer, Pabst Genuine Draft Beer, Pabst 10E Draft Beer, Pabst Non Ala Beer, Andeker Beer, Hamm's Beer, Hamm's Special Light Beer, Hamm's Genuine Draft Beer, Big Bear Malt Liquor, Olde English "800" Malt Liquor, Olde English "800" Genuine Draft Malt Liquor, "800" Ice Malt Liquor and Old Tankard Ale.

         Borough of the Bronx: Hamm's Beer, Hamm's Special Light Beer, Hamm's Genuine Draft Beer, Olde English "800" Malt Liquor, Olde English "800" Genuine Draft Malt Liquor and "800" Ice Malt Liquor.

         Borough of Queens: In that portion of Queens County situated west and north of the following described boundary lines: starting at a point in Flushing Bay at the boat basin; thence southerly along Grand Central Parkway to the intersection of Union Turnpike and Interborough Parkway to the western boundary of Queens County, thence northerly along the western boundary of Queens County to the East River, being the terminal of Queens County: Olde English "800" Malt Liquor, Olde English "800" Genuine Draft Malt Liquor and "800" Ice Malt Liquor.

         Borough of Staten Island: Pabst Blue Ribbon Beer, Pabst Extra Light Beer, Pabst Light Beer, Pabst Genuine Draft Beer, Pabst 10E Draft Beer, Pabst Non Ala Beer, Andeker Beer, Hamm's Beer,

Hamm's Special Light Beer, Hamm's Genuine Draft Beer, Big Bear Malt Liquor, Olde English "800" Malt Liquor, Olde English "800" Genuine Draft Malt Liquor, "800" Ice Malt Liquor and Old Tankard Ale.

         Westchester County: In that portion of Westchester County situated south of Interstate Highway No. 287, but not including the Towns of Ardsley and Dobbs Ferry: Hamm's Beer, Hamm's Special Light Beer and Hamm's Genuine Draft Beer.

         State of New York: Old Tankard Ale.

DISTRIBUTORSHIP AGREEMENT WITH PABST

         Duties and Responsibilities: At the time the Company acquired the Pabst Distribution Rights, it simultaneously entered into an agreement with Pabst (the "Distributorship Agreement") to become the exclusive distributor for Pabst Products within the Territory. Pursuant to the Distributorship Agreement, the Company is required to solicit and seek to service every retail account within the Territory and to use its best efforts to market, promote and sell the Pabst Products within such Territory. The Company is prohibited under the Distributorship Agreement from selling or supplying Pabst Products to customers located outside the Territory.

         The responsibilities of the Company under the Distributorship Agreement include, but are not limited to: (i) establishment and maintenance of a planned overall sales and contact program on a continuing basis; (ii) establishment and maintenance of a place of business within the Territory, including distribution and warehouse facilities; (iii) establishment and maintenance of stock rotation procedures for the Pabst Products in the warehouse, on trucks and in retail accounts to the extent permitted by law and adherence to all stated policies of Pabst in regard to overage Pabst Products (with the cost of replacing overage products to be absorbed by the Company); (iv) establishment and maintenance of a fleet of trucks; (v) cooperation with Pabst in the distribution of point-of-sale materials necessary to support Pabst Products; (vi) personal involvement of management of the Company in maintaining satisfactory contact with all accounts;
(vii) maintenance of adequate capital and cash flow to insure competitive strength in facilities, inventory, equipment, personnel, advertising and promotions; (viii) maintenance of a continuous in-house training program where practicable and attendance at sales meetings and training schools scheduled by Pabst; and (ix) maintenance of sufficient inventories and mix of package types as reasonably requested by Pabst and justified by market conditions existing in the Territory.

         Terms of Sale. Any orders for the Pabst Products placed by the Company will be subject to the written approval of Pabst, and Pabst shall not be obligated to fill such order. Sales made by Pabst to the Company shall be upon such terms and prices as are approved by the Pabst Credit and Pricing Departments from time to time in their discretion. The Company is required under the Distributorship Agreement to grant to Pabst a security interest in the Pabst Products to secure the performance of all obligations owed by it to Pabst.

         Termination. Pabst may terminate the Distributorship Agreement immediately upon the occurrence of any of the following events: (i) assignment or attempted assignment for the benefit of creditors by the Company or insolvency of the Company; (ii) institution of voluntary or involuntary bankruptcy proceedings or for receivership or dissolution; (iii) non-payment by the Company of sums past due and owing to Pabst, which sums continue to remain owing upon the expiration of twenty (20) days after written notice of non-payment to the Company by Pabst;
(iv) fraudulent conduct of the Company; (v) loss by the Company of any federal, state or local license required by law or necessary in order to carry out the Company's duties as a distributor of Pabst Products; (vi) attempted assignment of the Distributorship Agreement by the Company or change in control of the Company's business without the prior written consent of Pabst; (vii) violation by the Company of its obligations to sell and distribute the Pabst's Products only within the Territory and/or its obligation to solicit every retail account within the Territory and to use its best efforts to market and promote Pabst Products and protect their quality.

         Deficiency Termination. Pabst may also terminate the Distributorship Agreement if any of the following occurs: (i) the Company fails to perform its duties and responsibilities in the reasonable judgment of Pabst; or (ii) other breaches by the Company of its obligations contained in the Distributorship Agreement (a "deficiency termination"). In the case of any such default, Pabst has agreed to provide the Company with notice of the manner in which such default has occurred and to allow the Company not less than ninety (90) days to cure such default. Moreover, in the event of any such deficiency termination, Pabst will pay the Company an amount equal to twice the Company's pre-tax net earnings arising from the sale and distribution of the Pabst Products during the immediate preceding annual accounting period of the Company. In addition, Pabst will purchase from the Company its entire inventory of saleable Pabst Products at an amount equal to the cost of such inventory plus a handling charge of $.10 per case, $.50 per half-barrel and $5.25 per quarter-barrel. Upon request by the Company, Pabst will purchase from the Company, at the then fair market value, those local delivery vehicles regularly used by the Company in the sale and distribution of Pabst Products.

         Uniform Termination. Pabst also has the right to terminate the Distributorship Agreement if Pabst simultaneously terminates all other agreements that are substantially similar to the Distributorship Agreement between the Company and Pabst.

         Partial Termination. Pabst has the right to assign any individual brand of beer listed as a Pabst Product to another distributor if, in the reasonable judgment of Pabst, the Company cannot or does not adequately promote and/or market such brand of beer. Pabst also has the right to effect a termination of the part of the Company's Territory if, in its reasonable judgment, the Company does not adequately promote and market Pabst Products in that part of the Territory.

         Change of Control Termination. Pabst also has the right to terminate the Distributorship Agreement if there is a change in ownership or control in the Company's business which occurs without the prior written consent of Pabst (which consent may not be unreasonably withheld). For purposes of the Distributorship Agreement, the term "control" means record or beneficial ownership of (i) thirty-three percent (33%) or more of the Company's voting stock; (ii) thirty-three percent

(33%) or more of its business; or (iii) thirty-three percent (33%) or more interest in an entity which owns fifty-one percent (51%) or more of the Company's voting stock.

STRATEGY

         Management of the Company believes it has developed a strategy to effectively market, sell and distribute Pabst Products throughout the Territory. This strategy includes plans to expand the Company's customer base; to increase sales and marketing efforts; and to develop a distribution network utilizing independent licensed distributor wholesalers ("Wholesalers") that will result in reduced costs. The Company is also seeking to acquire other competing brand wholesalers in order to achieve greater economics of scale and synergy. The Company believes that such acquisitions would significantly lower the cost of doing business and would also achieve the Company's goal of expanding retail account access and obtaining brands that would complement rather than compete with the Company's products.

EXPANDING CUSTOMER BASE

         In order to expand its customer base for Pabst Products in the Territory, the Company intends to concentrate its efforts on increasing its sales of Pabst Products through supermarket chains, such as Waldbaums, A&P, Grand Union and Pathmark; chain convenience stores, such as 7-Elevens, Mobil Marts, Hess Stores and Shell Marts; and beverage centers such as Thrifty Beverage, Beverage Barn and Empire Beverage Centers. In addition, only 10% of the approximately 10,000 potential retail accounts for Pabst Products within the Territory are currently being serviced by the Company, and the Company has recently implemented a marketing and sales strategy for increasing such percentage. The recently implemented strategy includes the hiring of 15 direct sales personnel who service the marketing territory. The Company has also streamlined the sale process by reorganizing the sale territory and increasing the supervision of the sales staff.

         The Company will also attempt to sell Pabst Products at Yankee and Shea Stadiums, Madison Square Garden, New York theaters, the Jacob K. Javits Center, the World Trade Center, South Street Seaport, the Port Authority, Grand Central Station and Pennsylvania Station, where such products are not currently being sold. In addition, the Company intends to promote and sell Pabst Products at special events, such as Harlem Week, Latin and Cuban Days and the Caribbean Day Parade.

SALES AND MARKETING

         The Company employs sales people to obtain new accounts for Pabst Products and to increase sales of Pabst Products to existing accounts for such products in the Territory. In addition to employing a sales staff, the Company employs sales supervisors who recommend sales policies and incentive programs to the Wholesalers in order to motivate these Wholesalers and their sales personnel to sell Pabst Products within the Territory. The Company also creates promotional materials and has formulated marketing plans to increase sales by the Company and the other

Wholesalers within the Territory. The Company's sales personnel receive formal training both at Company and Pabst sponsored seminars. The Company also intends to hire a training coordinator to conduct seminars, covering such topics as draft technology, brewing processes and role-playing. Sales personnel are responsible for preparing weekly schematics on key store resets (both shelf and cooler) to secure the most visible positions for maximum consumer exposure. Shelf allocations are periodically reviewed under the supervision of the Vice-President of Sales and Marketing to assure that space allocations and placement comply with retailer policies, distribution philosophies, and recommendations from suppliers. The Company has also implemented merchandising services to handle trade problems and seek future sales opportunities.

         The Company offers bonuses to sales personnel who market and sell additional Pabst Products to existing customers and maintain established goals on reorders of Pabst Products. This incentive program is designed to achieve long and steady growth for additional product placements.

         Consistent with the Company's plan to expand its customer base, it expects to incur additional selling and marketing costs of approximately $150,000 in the next fiscal year. Such estimates have been derived from managements plans and budgets for 1998.

DISTRIBUTION

         The Company has implemented a strategy to achieve effective distribution of Pabst Products in the Territory. Under this strategy, the Company acts as an exclusive distributor for Pabst Products, subject to policies and procedures determined by Pabst, so that all orders for Pabst Products come through the Company. Because of the expansiveness of the Territory, the Company relies on independent, licensed beverage wholesalers that are responsible for hiring and maintaining their own staffs, maintaining trucking fleets to distribute Products to the wholesale and/or retail customers.

         The Company's objective in utilizing these alternate means of distribution to service each sector within the Territory is to increase effective sales and distribution of all Pabst Products while not incurring the total expense of such sales and distribution efforts. Specific strategies include: developing sales incentives with the cooperation of Pabst representatives for wholesalers that meet sales goals for both "on-premises" and "off-premises" accounts; establishing a method of monitoring accounts within the Territory that do not purchase Pabst Products and establishing incentives for wholesalers who reverse such pattern; scheduling monthly promotions for all on-premises accounts; and utilizing and promoting "Brewery Rebate" programs.

ADVERTISING

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in cooperative radio and billboard advertising programs established by Pabst. A proposed budget of $.05 per case based upon monthly estimated sales during Fiscal 1998 of 60,000 cases will enable the Company to allocate $3,000 per month toward this advertising.

EMPLOYEES

         As of December 31, 1997, the Company employed a staff of 28, including one (1) sales supervisor, two (2) sales manager, thirteen (13) sales people, and twelve (12) managerial/administrative and distribution employees. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

COMPETITION

         The business conducted by the Company is highly competitive. As of December 31, 1997, the Company competed with approximately ten (10) other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed, more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

SOURCES OF SUPPLY

         In addition to purchasing Pabst Products directly from Pabst, the Company intends to purchase products (other than Pabst Products) from a number of nationally known beer and beverage companies. Since there are many manufacturers of alcoholic and non-alcoholic products sold by the Company, the Company does not anticipate difficulty in obtaining such products if its relationship with one or more of its suppliers terminates. Management of the Company believes that except for Pabst, the loss of any one supplier will not adversely affect the Company's business. Termination of the Company's Distributorship Agreement with Pabst could have a materially adverse effect on the business of the Company.

SEASONALITY

         The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's net sales and net earnings have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April (excluding December). The Company believes that this is the general pattern associated with other beverage distributors with which it competes. If for any reason the Company's sales were to be substantially below seasonal norms during the month of December and/or the months of May through September, the Company's anticipated revenues and earnings could be materially and adversely affected.

GOVERNMENT REGULATION

         Wholesale and retail distribution of alcoholic beverages is regulated by federal and state law. The Company's business is highly regulated by federal, state and local laws and regulations. The company must comply with extensive laws and regulations regarding such matters as state and regulatory approval and licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. Since the Company intends to distribute such alcoholic beverages in New York State, the Company is required to obtain authorization from the Federal Bureau of Alcohol, Tobacco and Firearms (BATF) and the New York State Liquor Authority (SLA). The Company has received from the BATF and SLA its required licenses. In the experience of management, although such agencies may impose conditions on the grant of such licenses, such licenses are ordinarily granted. In the event, either the SLA or the BATF should impose conditions on the grant of such licenses, the Company intends to take all steps necessary to satisfy such conditions. Pending receipt of its licenses, the Company has appointed VSI, which is a licensed distributor, to act as its agent for distribution of Pabst Products. There can be no assurance that the various governmental regulations applicable to the beverage industry will not be changed so as to impose more stringent requirements on the Company. If the Company was to fail to be in compliance with any applicable governmental regulation, such failure could cause the Company's licenses to be revoked and have a material adverse effect on the business of the Company. The Company's beer operations may be subject to increased taxation by federal, state and local governmental agencies as compared with those of non-alcohol related business. In addition, if federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any such increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, and thus negatively impact sales of the Company's beer products.

ITEM 2. PROPERTIES.

         In January 1996, the Company entered into a lease with East Tremont Partners for the premises located at 1111 East Tremont Avenue, Bronx, New York 10460, under which it agreed to lease 15,000 square feet of administrative office and warehousing space for a term of five (5) years commencing on April 1, 1996 and continuing until May 31, 2001. Total monthly payments under such lease are $5,000, subject to increases during subsequent years of the lease term. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         In December 1995, the Company entered into a lease with East Tremont Partners for the premises located at 415 DeVoe Avenue, Bronx, New York 10460, pursuant to which it agreed to lease approximately 7,000 square feet of retail and warehousing space for a term of five (5) years commencing on April 1, 1996 and continuing until May 31, 2001. Total monthly payments under such lease are $5,000, subject to increases during subsequent years of the lease term. Management of the Company believes that the rent paid by it under this lease is also less than the fair market value of similar premises within the area in which such premises are located.

         Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

ITEM 3. LEGAL PROCEEDINGS.

         Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Units, Common Stock and Class A Warrants commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbols "CBEVU," "CBEV" and "CBEVW," respectively. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market. The Company's Units were de-listed from trading on August 29, 1997

         The following table indicates the high and low bid prices for the Company's Units, Common Stock and Class A Warrants for the period from July 17, 1997 to December 31, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units
                  1997 Fiscal Year                          Quoted Bid Price
                  ----------------                          ----------------
                                                            High      Low
                                                            ----      ---
                  First Quarter                             DID NOT TRADE
                  Second Quarter                            DID NOT TRADE
                  Third Quarter                             9 7/8   6 1/2
                  Fourth Quarter                            DID NOT TRADE

Common
Stock
                  1997 Fiscal Year                          Quoted Bid Price
                  ----------------                          ----------------
                                                            High      Low
                                                            ----      ---
                  First Quarter                             DID NOT TRADE
                  Second Quarter                            DID NOT TRADE
                  Third Quarter                             8 3/8   4 3/8
                  Fourth Quarter                            6 1/2   5

Class A
Warrants
                  1997 Fiscal Year                          Quoted Bid Price
                  ----------------                          ----------------
                                                            High      Low
                                                            ----      ---
                  First Quarter                             DID NOT TRADE
                  Second Quarter                            DID NOT TRADE
                  Third Quarter                             3 3/8     3/4
                  Fourth Quarter                            1 7/8     7/8

         On March 31, 1998 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $6 5/8. On March 31, 1998 the closing price for the Class A Warrant reported on NASDAQ SmallCap was $1 1/4. The Units did not trade. On March 31, 1998 there were 13 holders of record of Common Stock.

ITEM 6:

CAPITAL BEVERAGE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         Year ended December 31, 1997 ("fiscal 1997") as compared to year 1996 ("fiscal 1996"):

         Net sales for the year ended December 31, 1997 were $13,687,634, reflecting an increase of approximately $1,454,027 or approximately 12% from the $12,233,607 of net sales for the year ended December 31, 1996. Net sales for 1997 were favorably impacted by the Company's acquisition, in January 1996 of its license to distribute certain products (the "Pabst Products") of the Pabst Brewery Company in the five boroughs of New York city and certain other surrounding counties. Net sales for 1997 were also favorably impacted due to a decrease in selling prices to its larger customer. This reduced significantly the product coming into Capital's territory by other sources. Without this supplier, the Company determined that it would not be able to compete with other distributors and/or independent wholesalers who have actively engaged in transshipping of Pabst Products. Net sales of Pabst products were approximately $5,814,134 during the fiscal year end 1997.

         Cost of sales was $12,400,645 or 90% of net sales, for fiscal 1997, as compared to $10,893,582 or 89% of net sales, for fiscal 1996. The increase, in dollar terms, of $1,507,063 in cost of sales from 1996 to fiscal 1997 reflects the significantly higher net sales in fiscal 1997 as compared to fiscal 1996.

         The Company's gross margin was $1,286,989 or 9.4% of net sales, in 1997 as compared to $1,340,025 or 11% of net sales, in fiscal 1996. The decrease in gross margin percentage is due to the decision of management to reduce its selling prices to compete in this marketplace with its entire Pabst Product line. The Company's gross margin on sales of Pabst Products are significantly higher than on sales of other products, and management expects an improvement in both net sales and gross margin in 1998 due to an increase implemented in the first quarter. Management can give no assurance that these prices will maintain themselves over a guaranteed period, as a result of increased competition and other risk factors.

         Selling and delivery expenses were $371,603 in fiscal 1997 as compared to $141,834 for fiscal 1996 reflecting additional marketing and incentives offered in fiscal 1997.

         General and administrative were $1,455,264 for fiscal 1997 as compared to $1,212,293 for fiscal 1996. This represents an increase of $242,971 or 20%, from fiscal 1996 to fiscal 1997. Amortization of intangible assets was $160,000 in fiscal 1997, as compared to $160,000 in fiscal 1996, as a result of the license acquired in January 1996. The cost of the license is being amortized over ten (10) years. Other general and administrative expenses increased from fiscal 1996 to fiscal 1997 as a result of increases in salaries (including officer salaries) office expense, utilities and repairs, maintenance expenses, necessary to support the high level of sales in fiscal 1997 as compared to fiscal 1996.

         Interest expense was $97,245 for 1997, as compared to $164,319 for 1996. This represents a decrease of $67,074. The decrease in interest expense is a result of paying off debt.

MATERIAL CHANGE IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased from $245,666 at December 31, 1996 to $3,706,851 at December 31, 1997. The increase of $3,461,185 was due to the funds raised in connection with the Company's initial public offering.

         At December 31, 1997, the Company's primary sources of liquidity were $2,843,870 in cash, $855,472 in accounts receivable and $426,290 in inventories.

ITEM 7. FINANCIAL STATEMENTS.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               NAME                         AGE               POSITION HELD
         Carmine N. Stella                  45                President, Chief Executive Officer,
                                                              Chairman of the Board

         Robert A. Vessa                    47                Director

         Anthony Stella                     46                Vice President of Sales and Managing Director

         Carol Russell                      41                Secretary and Treasurer

         Eugene Fernandez, Jr*              35                Director

         Dawn A. Collins                    28                Director

         Joseph M. Luzzi                    49                Director

----------

         * Mr. Fernandez resigned from the Board of Directors on October 29,
1997.

         Carmine N. Stella - Mr. Stella has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in December 1995. From 1991 to the present, Mr. Stella has been the sole officer, director and shareholder of VSI, a wholesale and retail seller of alcoholic and nonalcoholic beverages with $12,000,000 of sales during fiscal 1994 and $7,000,000 of sales during fiscal 1995. From 1986 to 1990, Mr. Stella served as President and a director of Gotham Wholesale Beer Distributors, a beer and non-alcoholic beverage wholesaler with annual sales in excess of $20,000,000. Mr. Stella served as a President and Director of the Empire State Beer Distributors Association from 1984 to 1988. Mr. Stella received a B.B.A. in Accounting from Bernard M. Baruch College, New York, New York in 1973.

         Robert A. Vessa - Mr. Vessa has served as Vice President - Sales and Marketing since February 1996, and has been a Director of the Company since October 29, 1997. From 1984, Mr. Vessa has acted as Business Affairs Coordinator and a member of the Board of Directors of the

Empire State Beer Distributors Association. Mr. Vessa received a B.B.A. degree in Marketing and Advertising from Bernard M. Baruch College, City University of New York in 1973.

         Anthony Stella - Mr. Stella has served as Vice President - Sales and Marketing and an employee of the Company since inception. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service, Inc. and College Point Beer Distributors over the past 15 years. Anthony Stella is the brother of Carmine Stella.

         Carol Russell - Mrs. Russell has served as Secretary, Treasurer and a Director of the Company since February 1996. From 1991. Mrs. Russell has also served as Comptroller and Operations Manager of VSI from 1991 to the present. Mrs. Russell graduated from Central Commercial High School in New York City in 1973.

         Dawn A. Collins - Ms. Collins has been a Director of the Company since October 29, 1997. Ms. Collins has also served as an accountant for Restaurant Systems International, Inc. since 1995. From 1993 to 1995, Ms. Collins served as an accountant for Ocean View Management. From 1991 to 1993, Ms. Collins was an accountant with Barr Beatty Devlin & Co., Inc. Ms. Collins received a B.B.A. in accounting from Baruch College in 1992.

         Joseph M. Luzzi - Mr. Luzzi has been a Director of the Company since October 29, 1997. Mr. Luzzi has also served as President, Chief Executive Officer and Chairman of the Board of Directors of Boro Recycling, Inc. since its inception in December 1980. From 1973 to 1980, Mr. Luzzi was the New York City sales manager for the Sunshine Biscuit Company, a subsidiary of American Brands, Inc. Mr. Luzzi attended New York City Community College from 1967 to 1969.

         COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal year ending December 31, 1997.

                           Summary Compensation Table

                                                           Annual Compensation Awards   Long-Term Compensation
        (a)                                     (b)         (c)               (d)                  (e)               (f)
                                                                          Other Annual         Restricted       Stock Option
Name and Principal Position                     Year       Salary         Compensation         Award               Grants
Carmine N. Stella                               1997       $291,763.68        -0-              -0-                -0-
President, Chief Executive Officer,
Chairman of the Board

Anthony Stella                                  1997       $161,648.68        -0-              -0-                -0-
Vice President of Sales
and Managing Director

Carol Russell                                   1997       $105,846.24        -0-              -0-                -0-

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Number of Securities
                                      Underlying               Percent of Total            Exercise or
                                     Options/SARS           Options/SARS Granted to         Base Price
Name                                  Granted (#)          Employees in Fiscal Year           ($/Sh)         Expiration Date
                                          -0-                         -0-                      -0-                 -0-

----------

(1)      Options are exercisable for shares of Common Stock.

         The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                  Shares                               Number of Securities          Value of Unexercised in the
                               Acquired on       Value Realized       Underlying Unexercised            Money Options/SARs at
           Name              Exercise (#)(1)           $            Options/SARS at FY-End (#)              FY-End ($) (2)
           ----              ---------------          ---           --------------------------             ---------------
                                                                  Exercisable       Unexercisable  Exercisable       Unexercisable
                                                                  -----------       -------------  -----------       -------------
                                    -0-              -0-            -0-              -0-           -0-               -0-

         Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance.

STOCK OPTION PLANS AND AGREEMENTS

         The Company's 1996 Incentive Stock Option Plan was approved by the Board of Directors and holders of Common Stock of the Company on June 19, 1996 to provide for the grant of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 350,000 shares of Common Stock has been authorized and reserved for issuance under the 1996 Incentive Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. No options have been granted under the Company's 1996 Incentive Stock Option Plan. The 1996 Incentive Stock Option Plan will be administered by the Compensation Committee, which has the sole authority to interpret the 1996 Incentive Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 1996 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1996 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment. If an optionee dies holding options that were not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 31, 1998, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of                     Shares of Common                  Percentage (%) of
Beneficial Owner (1)                    Stock Owned                       Common Stock
--------------------                    -----------                       ------------
Carmine Stella(2)                       494,091                           17.2%
Eugene Fernandez(3)                     354,545                           14.9%
Anthony Stella(4)                       177,273                            7.5%
Carol Russell                                 0                            0
Dawn Collins                                  0                            0
Joseph Luzzi                                  0                            0
Robert Vessa                                  0                            0
All officers and  directors as a
group (seven (7) persons)               940,909                           39.6%

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 1111 East Tremont Avenue, Bronx, New York 10460.

(2) Does not include (i) 300,000 shares of Common Stock that may be acquired by Mr. Stella upon conversion of the 300,000 shares of Series B Preferred Stock that were issued to Mr. Stella upon consummation of the Merger; or (ii) 333,600 shares of Common stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.

(3) Does not include 167,000 shares of Common stock that may be acquired by Mr. Fernandez, beginning July 17, 1998 upon exercise of 167,000 Class A Warrants held by Mr. Fernandez.

(4) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Upon formation of the Company in December 1995, the Company issued an aggregate of 709,091 shares of Common Stock to Mr. Carmine Stella, 354,545 shares of Common Stock to Mr. Eugene Fernandez and 177,273 shares of Common Stock to Mr. Anthony Stella, in consideration of the payment by each of such individuals of $.001 per share, and issued 333,600 Class A Warrants to Mr. Carmine Stella, 1,667,000 Class A Warrants to Mr. Eugene Fernandez and to a corporation wholly owned by Mr. Fernandez, and 83,400 Class A Warrants to Mr. Anthony Stella. The Company also issued 886,364 additional shares of Common Stock and 416,000 additional Class A Warrants to four other individuals involved in its formation but repurchased all of such additional shares and Class A Warrants for nominal consideration in January 1996. All such reacquired shares of Common Stock and all such reacquired Class A Warrants have been canceled. In January 1996, in order to facilitate the raising of additional capital for the Company, Mr. Fernandez and American Marketing & Sales, Ltd. voluntarily agreed to the cancellation of 600,000 and 900,000 of the Class A Warrants, respectively, that had previously been issued to them in order to change the capital structure of the Company.

         In December 1995, the Company entered into a lease with East Tremont Partners for the premises located at 415 DeVoe Avenue, Bronx, New York 10460, pursuant to which it agreed to lease approximately 7,000 square feet of retail and warehousing space for a term of five (5) years commencing on April 1, 1996 and continuing until May 31, 2001. Total monthly payments under such lease are $5,000, subject to adjustment during subsequent years of the lease term. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by it under this lease is less than the fair market value of similar premises within the area in which such premises are located.

         In January 1996, the Company entered into a lease with East Tremont Partners for the premises located at 1111 East Tremont Avenue, Bronx, New York 10460 under which it agreed to lease 15,000 square feet of administrative office and warehousing space for a term of five (5) years commencing on April 1, 1996 and continuing until May 31, 2001. The initial monthly rent under such lease is $5,000, subject to adjustment during the term of the lease. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         In March 1996, Mr. Carmine Stella made an interest free loan to the Company in the amount of $185,000 to provide it with cash flow during the operating deficit that occurred during the first quarter of 1996. The Company repaid Mr. Stella the entire amount of such loan during the second and third quarters of fiscal 1996.

         In June 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with VSI pursuant to which VSI would be merged with and into the Company. All of the outstanding stock of VSI is owned by Mr. Carmine Stella, who is the Chairman of the Board, President, and Chief Executive Officer of the Company. On the effective date of the Merger

("Merger Date") each share of common stock of VSI presently outstanding shall be automatically canceled and converted into the right to receive 3,000 fully paid and non-assessable shares of the Company's Series B Preferred Stock and such shares of the Preferred Stock will be distributed to Mr. Stella. In May 1996, the Company obtained an appraisal of the business of VSI from 1st Class Management Inc., a non-affiliated company with in excess of 25 years' experience in performing business appraisals. No member of the board of directors or officer of the Company is affiliated with such appraiser. 1st Class Management Inc. estimated the value of VSI to be between $1,000,000 and $1,500,000. It was agreed between the Company and Mr. Stella that the value of VSI for purposes of determining the number of shares of Series B Preferred Stock to be issued to Mr. Stella in the Merger is $1,200,000.

         Under the terms of an Option Agreement between the Company and Mr. Stella dated as of December 6, 1995, the Company and Mr. Stella agreed that the consideration to be paid to Mr. Stella for VSI would be that number of shares of the Company's Series B Preferred Stock equal to the value of VSI as determined by an independent appraiser, with each share of Series B Preferred Stock having a value of $4.00. The value for such Series B Preferred Stock was established by attributing to the shares of such stock the same approximate value as was paid for the Company's Series A Preferred Stock in the Company's Units Financing that occurred between January and March of 1996.

         The terms of the Company's Series A and Series B Preferred Stock are substantially similar except that the Series B Preferred Stock ranks junior to the Series A Preferred Stock with respect to payment of dividends and payment upon liquidation, and the Series B Preferred Stock is convertible into Common Stock of the Company at any time during the three (3) year period commencing 180 days and terminating three (3) years after the Effective Date, whereas the Series A Preferred Stock may be converted into Common Stock of the Company during the period commencing 180 days and terminating 365 days after the Effective Date (unless the Representative consents to the conversion thereof prior to such 180th day).

         Under the terms of the Merger Agreement, VSI made certain representations and warranties to the Company in connection with its business, operations, assets and liabilities and agreed that it would perform certain covenants. In order to ensure the accuracy of such representations and warranties and the performance of the covenants of VSI contained in the Merger Agreement, Mr. Stella agreed to deposit with an escrow agent all of the Series B Preferred Stock received by him in the Merger. The Company's sole remedy in the event of a breach of any representation, warranty or covenant is to recover that number of shares of Series B Preferred Stock as may then be equal in value to the loss incurred by the Company resulting from the breach, and the Company is not entitled under the Merger Agreement to assert a claim against Mr. Stella personally in connection with any such breach. Moreover, any claim for indemnification under the Merger Agreement must be brought within two years and may not be brought unless monetary damages incurred by the Company in connection with such claim exceed $60,000 individually and $250,000 in the aggregate, in which event the Company may only recover those damages that are in excess of such $250,000 amount. Since the sole remedy of the Company for breaches of representations, warranties and covenants in the Merger Agreement is limited to the value of the Series B Preferred Stock placed in escrow, the

Company may incur losses arising out of such breaches for which it would not be indemnified.

         Although the Company has no present intention of entering into any affiliated transactions, the Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof should be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

         With respect to each of the foregoing transactions, the Company believes that the terms of such transactions were as fair to the Company as could be obtained from an unrelated third party. Future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and/or disinterested members of the board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM a. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements                                     F - 1

Report of Independent Certified Public Accountants                F - 2

Balance Sheet as of December 31, 1997                             F - 3

Statements of Operations for the years ended
 December 31, 1997 and 1996                                       F - 4

Statements of Stockholders' Equity for the years
  ended December 31, 1997 and 1996                                F - 5

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                       F - 6

Notes to financial statements                                     F - 7 - F - 10

(a) (2) EXHIBITS

         A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

ITEM 27.          EXHIBITS.

 1.1     Form of Underwriting Agreement.*
 1.2     Form of Agreement Among Underwriters.*
 1.3     Form of Selected Dealer Agreement.*
 3.1     Certificate of Incorporation.*
 3.2 Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*
 3.3     Form of Certificate of Designations Relating to Series B Preferred
         Stock.*
 3.4     ByLaws.*
 4.1     Specimen Common Stock Certificate.*
 4.2     Specimen Series A Preferred Stock Certificate.*
 4.3     Specimen Series B Preferred Stock Certificate.*
 4.4     Specimen Class A Warrant Certificate.*
 4.5     Form of Convertible Bridge Note.*
 4.6     Form of Class A Warrants Issued to Certain Members of Management.*

 4.7     Form of Class A Warrants Issued in 1996 Private Placement Financing.*
 4.8     Form of Representative's Unit Purchase Option Agreement.*
 4.9     Form of Warrant  Agreement.*
10.1 Agreement with Consolidated Beverage Corp. relating to Pabst Distribution Rights *
10.2     Form of Series of Promissory Notes to Consolidated Beverage
         Corporation *
10.3     Bill of Sale from Consolidated Beverage Corp. to Registrant.*
10.4     Distributorship Agreement with Pabst Brewing Company *
10.5     Agency Agreement with Vito Santoro, Inc.*
10.6     Employment Agreement between Registrant and Carmine N. Stella.*
10.7     1996 Incentive Stock Option Plan.*
10.8 Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*
10.9     Merger Agreement relating to Vito Santoro, Inc.*

* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

(b)      REPORTS ON FORM 8-K.

                  None.

                          CAPITAL BEVERAGE CORPORATION

                              FINANCIAL STATEMENTS



                                      INDEX

                                                                        Page
                                                                       Number
                                                                    ------------
INDEPENDENT AUDITORS' REPORT                                           F - 2
FINANCIAL STATEMENTS:

    Balance Sheet                                                      F - 3

    Statement of Operations                                            F - 4

    Statement of Stockholders' Equity                                  F - 5

    Statement of Cash Flows                                            F - 6

    Notes to Financial Statements                                     F - 7-10

                          INDEPENDENT AUDITORS' REPORT

Capital Beverage Corporation
Bronx, New York

      We have audited the accompanying balance sheet of Capital Beverage Corporation as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, the financial position of Capital Beverage Corporation as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                          /s/ Feldman Radin & Co., P.C.
                                          Feldman Radin & Co., P.C.



New York, New York
February 5, 1998

                          CAPITAL BEVERAGE CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS

      CURRENT ASSETS:
           Cash                                                                           $ 2,843,870
           Accounts receivable - trade, net of allowance for doubtful
               accounts of $65,000                                                            855,472
           Inventories                                                                        426,290
           Prepaid expenses and other                                                           9,548
                                                                                          -----------
               TOTAL CURRENT ASSETS                                                         4,135,180

      PROPERTY AND EQUIPMENT, less accumulated depreciation
           of $61,965                                                                          50,058

      OTHER ASSETS:
           Intangible assets, less accumulated amortization of $320,000                     1,280,000
           Deposits                                                                             3,290
                                                                                          -----------

                                                                                          $ 5,468,528
                                                                                          ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Accounts payable                                                               $    67,135
           Accrued expenses and taxes                                                         112,601
           Current portion of long-term debt                                                   62,480
           Accrued dividends on preferred stock                                               186,113
                                                                                          -----------
               TOTAL CURRENT LIABILITIES                                                      428,329
                                                                                          -----------

      LONG-TERM DEBT                                                                          627,676
                                                                                          -----------

      STOCKHOLDERS' EQUITY:
             7% Cumulative Series B Preferred Stock, par value $.01;
               issued and outstanding 300,000 shares (Liquidation value $1,200,000)             3,000
           Common stock, $.001 par value; authorized 20,000,000 shares;
               issued and outstanding 2,378,409 shares                                          2,379
           Additional paid-in capital                                                       5,365,573
           Accumulated deficit                                                               (958,429)
                                                                                          -----------
               TOTAL STOCKHOLDERS' EQUITY                                                   4,412,523
                                                                                          -----------
                                                                                          $ 5,468,528
                                                                                          ===========


                        See notes to financial statements

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF OPERATIONS

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                           1997                1996
                                                                       ------------        ------------
REVENUES:
     Net sales                                                         $ 13,687,634        $ 12,233,607
     Cost of goods sold                                                  12,400,645          10,893,582
                                                                       ------------        ------------
        GROSS PROFIT                                                      1,286,989           1,340,025
                                                                       ------------        ------------

COSTS AND EXPENSES:
     Selling and delivery                                                   371,603             141,834
     General and administrative                                           1,455,264           1,212,293
                                                                       ------------        ------------
                                                                          1,826,867           1,354,127
                                                                       ------------        ------------

LOSS FROM OPERATIONS                                                       (539,878)            (14,102)

INTEREST EXPENSE                                                             97,245             164,319

INTEREST INCOME                                                             (63,101)               --
                                                                       ------------        ------------

NET LOSS                                                                   (574,022)           (178,421)

PREFERRED STOCK DIVIDENDS                                                    49,613             115,500
                                                                       ------------        ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                             $   (623,635)       $   (293,921)
                                                                       ============        ============

LOSS PER  COMMON SHARE                                                 $      (0.35)       $      (0.24)
                                                                       ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                  1,762,263           1,240,909
                                                                       ============        ============


                        See notes to financial statements

                          CAPITAL BEVERAGE CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                               Preferred Stock                Common Stock
                                                                           ------------------------     --------------------------
                                                                            Shares        Amount          Shares           Amount
                                                                           --------     -----------     ----------       ---------
      Balance January 1, 1996                                               300,000     $     3,000      1,240,909       $   1,241

        Net loss                                                                 --              --             --              --

        Proceeds from issuance of Preferred Stock, less related costs       337,500       1,215,000             --              --

        Dividends payable to preferred shareholders                              --              --             --              --

        Distributions to common shareholders                                     --              --             --              --
                                                                           --------     -----------     ----------       ---------

      Balance December 31, 1996                                             637,500       1,218,000      1,240,909           1,241

        Net loss                                                                 --              --             --              --

        Dividends payable to preferred shareholders                              --              --             --              --

        Conversion of Series A Preferred Stock                             (337,500)     (1,215,000)       337,500             338

        Proceeds from issuance of units, less related costs                      --              --        800,000             800

                                                                           --------     -----------     ----------       ---------
      Balance December 31, 1997                                             300,000     $     3,000      2,378,409       $   2,379
                                                                           ========     ===========     ==========       =========



                                                                           Additional                         Total
                                                                            Paid-In       Accumulated      Stockholders'
                                                                            Capital         Deficit           Equity
                                                                           ----------      ---------       -----------
      Balance January 1, 1996                                              $  348,333      $  (8,576)      $   343,998

        Net loss                                                                   --       (178,421)         (178,421)

        Proceeds from issuance of Preferred Stock, less related costs              --              --        1,215,000

        Dividends payable to preferred shareholders                                --       (115,500)         (115,500)

        Distributions to common shareholders                                       --        (32,297)          (32,297)
                                                                           ----------      ---------       -----------

      Balance December 31, 1996                                               348,333       (334,794)        1,232,780

        Net loss                                                                   --       (574,022)         (574,022)

        Dividends payable to preferred shareholders                                --        (49,613)          (49,613)

        Conversion of Series A Preferred Stock                              1,214,662             --                --

        Proceeds from issuance of units, less related costs                 3,802,578             --         3,803,378

                                                                           ----------      ---------       -----------
      Balance December 31, 1997                                            $5,365,573      $(958,429)      $ 4,412,523
                                                                           ==========      =========       ===========


                        See notes to financial statements

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                                 ------------------------------
                                                                                     1997              1996
                                                                                  -----------       -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                               $  (574,022)      $  (178,421)
                                                                                  -----------       -----------
           Adjustments to reconcile net loss to net cash used in operating activities:
                    Depreciation and amortization                                     167,292           170,423

           Changes in assets and liabilities:
               (Increase) in accounts receivable                                     (358,993)         (496,479)
               (Increase) decrease in inventories                                     (82,946)          117,096
               (Increase) decrease in prepaid expenses                                 (8,027)            5,887
               (Decrease) increase in accounts payable and accrued expenses           (49,870)          135,446
                                                                                  -----------       -----------
                                                                                     (332,544)          (67,627)
                                                                                  -----------       -----------

      NET CASH USED IN OPERATING ACTIVITIES                                          (906,566)         (246,048)
                                                                                  -----------       -----------

      CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of equipment                                                      (7,023)             --
           Acquisition of Pabst rights                                                   --            (906,491)
                                                                                  -----------       -----------
                                                                                       (7,023)         (906,491)
                                                                                  -----------       -----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Net proceeds from sale of common stock                                   3,803,378              --
           (Repayment) proceeds of bridge loan                                       (250,000)          250,000
           Decrease (Increase) in deferred registration costs                         130,783          (130,783)
           Decrease (Increase) in due from affiliate                                   57,837           (52,837)
           Issuance of preferred stock                                                   --           1,215,000
           Distributions to stockholders                                              (49,613)          (32,297)
           Payments of long-term debt                                                 (61,853)             --

                                                                                  -----------       -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                     3,630,532         1,249,083
                                                                                  -----------       -----------

      INCREASE IN CASH                                                              2,716,943            96,544

      CASH - BEGINNING OF YEAR                                                        126,927            30,383
                                                                                  -----------       -----------

      CASH - END OF YEAR                                                          $ 2,843,870       $   126,927
                                                                                  ===========       ===========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
           INFORMATION:

           Cash paid for interest                                                 $   117,245       $   144,319
                                                                                  ===========       ===========

      SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

           Common Stock issued upon conversion of Series "A" Preferred Stock      $ 1,215,000       $      --
                                                                                  ===========       ===========


                        See notes to financial statements

                          CAPITAL BEVERAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




1.    BASIS OF PRESENTATION AND BUSINESS

      Capital Beverage Corporation (the "Company") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. On January 31, 1997, the Company merged with Vito Santoro, Inc., ("VSI"), a company related through common ownership. The sole stockholder of VSI, and also a significant stockholder of the Company, received 300,000 shares of the Company's Series B Cumulative Convertible Preferred Stock in the transaction. The merger was accounted for as a combination of commonly controlled entities and was recorded at the transferor's historical cost basis. Accordingly, the financial statements present the financial position, results of operations and cash flows for VSI and the Company as if they had been combined for all periods presented.


2.    SIGNIFICANT ACCOUNTING POLICIES

      Inventory - Inventory consisting of beer and other beverage products is stated at the lower of cost, determined by the first-in, first-out method, or market.

      Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 6 to 15 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes.

      Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The Company considers its financial instruments, which are carried at cost, to approximate fair value due to their near-term maturities.

      Intangibles - Intangible assets are primarily a license to distribute certain beverage products in New York City, and are recorded at cost, less amortization provided on a straight-line basis over ten years.

      Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

      Recently Adopted Accounting Pronouncements - In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages companies, among other things, to establish a fair value based method of accounting for stock-based compensation plans and requires disclosure thereof on a fair value basis. The adoption of SFAS 123 did not have a material impact on the Company's financial statements. The Company has elected to continue to account for employee stock-based compensation in accordance with Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for financial statements issued for interim and annual periods ending after December 15, 1997; after the effective date, all prior period earnings per share data are required to be restated. The Company believes that adoption of SFAS 128 will not have a material impact on its financial statements.

      Deferred Registration Costs - Costs incurred in the sale of the Company's common stock were charged to additional paid-in capital.

      Loss per common share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

3.    ACQUISITION OF LICENSE

      In January 1996, the Company acquired an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement. The Company agreed to pay $1,600,000, of which $800,000 was paid at the closing and the balance in a note payable in 120 monthly installments of $10,000 each, inclusive of interest at 9% per annum.

      Maturities of the notes over the next five years are: 1998 - $62,480, 1999
      - $68,131, 2000 - $74,292, 2001 - $81,011, 2002 - $88,338.


4.    STOCKHOLDERS' EQUITY

      In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and one half Class A Redeemable Common Stock Purchase Warrant. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 and expire on July 16, 2002. The warrants are redeemable by the Company at $.001 per warrant under terms as defined in the warrant agreement. At December 31, 1997, 1,659,000 Class A warrants were issued and outstanding.

      The Company issued a unit purchase warrant to the underwriter for $100, enabling the underwriter to purchase up to 80,000 units at an exercise price of at least 120 percent of the initial offering price of the units. The Company has reserved 120,000 shares of Common Stock to cover the exercise of such warrant.

5.    INCOME TAXES

      At December 31, 1997, the Company had a net operating loss carryover of $600,000 available as offsets against future taxable income, if any, which expire at various dates through 2012. The Company had a deferred tax asset of $240,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

      The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:

                                                    Years Ended December 31,
                                                   -------------------------
                                                     1997             1996
                                                   ---------        --------
      Computed expected income tax (benefit)       $(229,600)       $(71,200)

      Non-deductible items                            19,600          15,200

      Temporary differences                            6,000          20,000

      Benefits not recorded                          204,000          36,000
                                                   ---------        --------
                                                   $      --        $     --
                                                   =========        ========

6.    LEASE COMMITMENTS

      The Company is obligated under leases of its warehouse and administrative facilities for minimum rental payments of $10,000 per month through May 2001. A principal shareholder in the Company has a one-sixth interest in the lessor. Minimum rental payments of $120,000 per annum are due for the years 1998 through 2000 and $55,000 for 2001. Rent expense for 1997 and 1996 was $120,000 in each year.


7.    CONCENTRATION OF CREDIT RISK

      The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is mitigated to a degree because of management's knowledge of the local marketplace and the relative creditworthiness of the customers to which it extends credit. Short-term cash investments are placed with high credit quality financial institutions, thereby limiting the amount of credit exposure.

      The Company's operations, and therefore its revenues are concentrated in the New York City Metropolitan area. Additionally, the majority of the Company's revenues are derived from the sale of alcoholic beverages. Downturns in New York City's economic activities and/or negative changes in the publics perception of the consumption of alcoholic beverages may adversely affect the Company's operations.


8.    MAJOR CUSTOMER AND SUPPLIER INFORMATION

      Sales to three customers were approximately 51% of net sales in 1997 and 55% to two customers in 1996. Purchases of Pabst products were approximately $4,600,000 and $5,400,000 in 1997 and 1996, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of April, 1998.

                                     CAPITAL BEVERAGE CORPORATION

                                     By:  /s/ Carmine Stella
                                          ------------------
                                          Carmine Stella
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                                          Title                                 Date
/s/ Carmine Stella                        Chief Executive Officer,                  April 13, 1998
--------------------------                President and Chairman of
Carmine Stella                            the Board of Directors

/s/ Robert Vessa                          Director                                  April 13, 1998
--------------------------
Robert Vessa

 /s/Carol Russell                         Secretary and Treasurer                   April 14, 1998
--------------------------
Carol Russell

/s/ Dawn Collins                          Director                                  April 13, 1998
--------------------------
Dawn Collins

 /s/ Joseph Luzzi                         Director                                  April 13, 1998
--------------------------
Joseph Luzzi

/s/ Anthony Stella                        Vice President of Sales                   April 13, 1998
--------------------------                and Director
Anthony Stella