Form 10QSB
period 1998-03-31
CAPITAL BEVERAGE CORP
filed 1998-05-14
CIK 1020186

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998
                                       OR

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

                  Yes    X                        No

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 12, 1998 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-Q
                                 March 31, 1998
                                     INDEX




PART I.   FINANCIAL INFORMATION
                                                                          PAGE
Item 1.   Financial Statements (Unaudited)                               NUMBER


          Balance sheets as of March 31, 1998 and December 31, 1997           3

          Statements of Operations for the three-month periods
          ended March 31, 1998 and 1997                                       4

          Statements of Cash Flows for the three-month periods
          ended March 31, 1998 and 1997                                       5

          Notes to Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    8

Signatures                                                                    9

                          CAPITAL BEVERAGE CORPORATION

                                 BALANCE SHEETS


                                              March 31,             December 31,
                                                1998                   1997
                                             (Unaudited)
                                           --------------         --------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                $     2,527,513        $     2,843,870
     Accounts receivable - trade,
         net of allowance for doubtful
         accounts of $65,000                     624,975                855,472
     Inventories                                 524,124                426,290
     Prepaid expenses and other                  243,622                  9,548
                                           --------------         --------------
         TOTAL CURRENT ASSETS                  3,920,234              4,135,180

PROPERTY AND EQUIPMENT, less accumulated
         depreciation of $18,011 and $61,965,
         respectively                             49,012                 50,058

OTHER ASSETS:
     Intangible assets, less accumulated
         amortization of $360,000 and
         $320,000, respectively                1,240,000              1,280,000
     Deposits                                      3,290                  3,290
                                           --------------         --------------

                                         $     5,212,536        $     5,468,528
                                           ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                    $       150,012        $        67,135
     Accrued expenses and taxes                  102,158                112,601
     Current portion of long-term debt            63,848                 62,480
     Accrued dividends on preferred stock        207,113                186,113
                                           --------------         --------------
         TOTAL CURRENT LIABILITIES               523,131                428,329
                                           --------------         --------------

LONG-TERM DEBT                                   611,191                627,676
                                           --------------         --------------

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred
         Stock, par value $.01; issued
         and outstanding 300,000 shares
         (Liquidation value $1,200,000)            3,000                  3,000
     Common stock, $ .001 par value;
         authorized 20,000,000 shares;
         issued and outstanding 2,378,409
         shares                                    2,379                  2,379
     Additional paid-in capital                5,365,573              5,365,573
     Accumulated deficit                      (1,292,738)              (958,429)
                                           --------------         --------------
         TOTAL STOCKHOLDERS' EQUITY            4,078,214              4,412,523
                                           --------------         --------------

                                         $     5,212,536        $     5,468,528
                                           ==============         ==============



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF OPERATIONS


                                              Three Months Ended March 31,
                                      ------------------------------------------
                                             1998                   1997
                                      --------------------   -------------------
                                           (Unaudited)          (Unaudited)


SALES                               $           2,223,715  $          1,880,039

COST OF GOODS SOLD                              2,090,542             1,622,111
                                      --------------------   -------------------

GROSS PROFIT                                      133,173               257,928
                                      --------------------   -------------------

OPERATING EXPENSES
     Selling and delivery                          53,915                44,147
     General and administrative                   408,362               333,621
                                      --------------------   -------------------
                                                  462,277               377,768
                                      --------------------   -------------------

LOSS FROM OPERATIONS                             (329,104)             (119,840)

INTEREST EXPENSE                                  (14,883)               25,567

INTEREST INCOME                                    31,836                     -
                                      --------------------   -------------------

LOSS BEFORE INCOME TAXES                         (312,151)             (145,407)

INCOME TAXES                                        1,158                 3,528
                                      --------------------   -------------------

NET LOSS                                         (313,309)             (148,935)

CUMULATIVE PREFERRED
     STOCK DIVIDENDS                               21,000                35,625
                                      --------------------   -------------------

NET LOSS APPLICABLE TO
     COMMON SHAREHOLDERS            $            (334,309) $           (184,560)
                                      ====================   ===================

LOSS PER  COMMON SHARE - BASIC      $               (0.14) $              (0.15)
                                      ====================   ===================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES                              2,378,409             1,240,909
                                      ====================   ===================



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF CASH FLOWS

                                               Three Months Ended March 31,
                                      ------------------------------------------
                                               1998                  1997
                                      -------------------   --------------------
                                           (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING
        ACTIVITIES:
     Net loss                         $         (334,309)   $          (148,935)
                                      -------------------   --------------------
     Adjustments to reconcile
       net loss to net cash
       used in operating activities:
         Depreciation and amortization            41,046                 42,670

     Changes in assets and
       liabilities:
         Decrease in accounts receivable         230,497                143,226
         (Increase) in inventories               (97,834)               (35,896)
         (Increase) decrease in prepaid
           expenses                             (234,074)                   167
         Increase (decrease) in accounts
           payable and accrued expenses           72,434                (79,330)
                                      -------------------   --------------------
                                                  12,069                 70,837
                                      -------------------   --------------------

NET CASH USED IN OPERATING
          ACTIVITIES                            (322,240)               (78,098)
                                      -------------------   --------------------

CASH FLOWS FROM FINANCING
          ACTIVITIES:
     Due from affiliate                                -                 57,837
     Payments of note payable                    (15,117)               (18,418)

                                      -------------------   --------------------
NET CASH (USED IN) PROVIDED
     BY FINANCING ACTIVITIES                     (15,117)                39,419
                                      -------------------   --------------------

NET DECREASE IN CASH                            (337,357)               (38,679)

CASH - BEGINNING OF PERIOD                     2,843,870                126,927
                                      -------------------   --------------------

CASH - END OF PERIOD                $          2,506,513  $              88,248
                                      ===================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest         $             14,883  $              10,567
                                      ===================   ====================

     Cash paid for taxes            $              1,158  $              11,877
                                      ===================   ====================





    The accompanying notes are an integral part of the financial statements.

                           CAPITAL BEVERAGE CORPORATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

MARCH 31, 1998

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

a.   Results of Operations

                  Sales for the quarter ended March 31, 1998 were $2,223,715 as compared to sales of $1,880,039 for the quarter ended March 31, 1997. The cost of goods sold as a percentage of sales for the 1998 period was 94% as compared to 87% for the comparable 1997 period. The increase in cost of goods sold, as a percentage of sales for the three months ended March 31, 1998, is due primarily to discounting which the Company needed to maintain to be competitive both on an intrabrand and interbrand brand basis with other wholesalers.

                  Selling, general and administrative expenses for the three month period ended March 31, 1998 were $462,277 as compared to $377,768 for the respective 1997 period. The increase in the three month period ended March 31, 1998 is due to fees with respect to being a public company and increases in office expense, employee benefits, utilities, repairs, supplies and maintenance expenses which were necessary to support the increased level of sales in fiscal 1998 as compared to fiscal 1997.

                  Interest expense for the three month period ended March 31, 1998 was $14,883 as compared to $25,567 for the respective 1997 period. The decrease in the three month period ended March 31, 1998 is due to the reduction of debt. Interest income of $31,836 resulted from interest earned on cash proceeds received from the public offering of the Company's stock.

b.   Material Change in Financial Condition, Liquidity and Capital Resources

                  Cash used in operations for the first quarter of 1998 was $322,240. The increase in prepaid expenses of $234,074 was partially offset by a $230,497 decrease in accounts receivable.

                  Working capital decreased from $3,706,851 at December 31, 1997 to $3,397,103 at March 31, 1998 as a result of the cash required in operating activities.

                  At March 31, 1998, the Company's primary sources of liquidity were $2,527,513 in cash, $624,975 in accounts receivable, $524,124 in inventories, and $243,622 in prepaid and other expenses.

                  Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 1998.

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           Number                   Description

                27           Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CAPITAL BEVERAGE CORPORATION



Date: May 12, 1998                 /s/ Carmine N. Stella
                                       ----------------------
                                       Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer



                                   /s/ Carol Russell
                                       ----------------------
                                       Carol Russell,
                                       Secretary and Treasurer