Form 10QSB
period 1998-06-30
CAPITAL BEVERAGE CORP
filed 1998-08-13
CIK 1020186

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998
                                       OR

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

                  Yes    X                        No

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 12, 1998 was 2,378,409 shares.


                                    CAPITAL BEVERAGE CORPORATION

                                           BALANCE SHEETS


                                                                                               June 30, 1998         December 31,
                                                                                                    1998                 1997
                                                                                             -------------------  ------------------
                                                                                                  (Unaudited)
                                            ASSETS

CURRENT ASSETS:
     Cash                                                                                  $          2,436,060   $       2,843,870
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $40,000 and $65,000, respectively                                                  496,732             855,472
     Inventories                                                                                        693,019             426,290
     Prepaid expenses and other                                                                         180,454               9,548
                                                                                             -------------------    ----------------
         TOTAL CURRENT ASSETS                                                                         3,806,265           4,135,180

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $19,085 and $61,965, respectively                                                                50,375              50,058

OTHER ASSETS:
     Intangible assets, less accumulated amortization of
         $400,000 and $320,000, respectively                                                          1,200,000           1,280,000
     Deposits                                                                                             3,290               3,290
                                                                                             -------------------    ----------------

                                                                                           $          5,059,930   $       5,468,528
                                                                                             ===================    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                      $            146,338   $          67,135
     Accrued expenses and taxes                                                                         108,082             112,601
     Current portion of long-term debt                                                                   65,244              62,480
     Accrued dividends on preferred stock                                                               228,113             186,113
                                                                                             -------------------    ----------------
         TOTAL CURRENT LIABILITIES                                                                      547,777             428,329
                                                                                             -------------------    ----------------

LONG-TERM DEBT                                                                                          594,347             627,676
                                                                                             -------------------    ----------------

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000)                             3,000               3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                                                          2,379               2,379
     Additional paid-in capital                                                                       5,365,573           5,365,573
     Accumulated deficit                                                                             (1,453,146)           (958,429)
                                                                                             -------------------    ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                   3,917,806           4,412,523
                                                                                             -------------------    ----------------

                                                                                           $          5,059,930   $       5,468,528
                                                                                             ===================    ================





                        See notes to financial statements




                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                           -------------------------------------------   -------------------------------------------
                                                   1998                   1997                   1998                  1997
                                           -------------------    -------------------    -------------------   --------------------
                                                 (Unaudited)          (Unaudited)            (Unaudited)            (Unaudited)

SALES                                    $          2,488,413   $          3,755,798   $          4,712,128  $           5,635,837

COST OF GOODS SOLD                                  2,238,127              3,293,000              4,328,669              4,915,111
                                           -------------------    -------------------    -------------------   --------------------

GROSS PROFIT                                          250,286                462,798                383,459                720,726
                                           -------------------    -------------------    -------------------   --------------------

OPERATING EXPENSES
  Selling and delivery                                 50,737                103,802                104,652                147,949
  General and administrative                          350,899                259,450                759,261                593,071
                                           -------------------    -------------------    -------------------   --------------------
                                                      401,636                363,252                863,913                741,020
                                           -------------------    -------------------    -------------------   --------------------

LOSS FROM OPERATIONS                                 (151,350)                99,546               (480,454)               (20,294)

INTEREST EXPENSE                                      (14,553)               (28,393)               (29,436)               (53,960)

INTEREST INCOME                                        30,540                      -                 62,376                      -
                                           -------------------    -------------------    -------------------   --------------------

LOSS BEFORE INCOME TAXES                             (135,363)                71,153               (447,514)               (74,254)

INCOME TAXES                                            4,045                  1,572                  5,203                  5,100
                                           -------------------    -------------------    -------------------   --------------------

NET INCOME (LOSS)                                    (139,408)                69,581               (452,717)               (79,354)

CUMULATIVE PREFERRED STOCK DIVIDENDS                   21,000                 35,625                 42,000                 71,250
                                           -------------------    -------------------    -------------------   --------------------

NET LOSS APPLICABLE TO COMMON
     SHAREHOLDERS                         $           (160,408)  $             33,956   $          (494,717) $            (150,604)
                                            ===================    ===================    ===================   ====================

LOSS PER  COMMON SHARE - BASIC            $              (0.07)  $               0.03   $             (0.21) $               (0.12)
                                            ===================    ===================    ===================   ====================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES                                   2,378,409              1,240,909             2,378,409              1,240,909
                                            ===================    ===================    ===================   ====================


                        See notes to financial statements

                                       -4-




                          CAPITAL BEVERAGE CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                                                 Six Months Ended June 30,
                                                                                         ------------------------------------------
                                                                                                1998                   1997
                                                                                         --------------------   -------------------
                                                                                             (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $            (452,717) $            (79,354)
                                                                                         --------------------   -------------------
     Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization                                                             82,120                83,465

     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                                  358,740              (115,308)
         Increase in inventories                                                                    (266,729)             (155,935)
         Increase in prepaid expenses                                                               (170,906)               (9,433)
         Increase in accounts payable and accrued expenses                                            74,684               131,909
                                                                                         --------------------   -------------------
                                                                                                      77,909               (65,302)
                                                                                         --------------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                                                               (374,808)             (144,656)
                                                                                         --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                             (2,437)                    -
                                                                                         --------------------   -------------------

CASH USED IN INVESTING ACTIVITIES                                                                     (2,437)                    -
                                                                                         --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                                                            -               153,331
     Due from affiliate                                                                                    -                57,837
     Payments of note payable                                                                        (30,565)              (35,916)

                                                                                         --------------------   -------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                  (30,565)              175,252
                                                                                         --------------------   -------------------

NET (DECREASE) INCREASE IN CASH                                                                     (407,810)               30,596

CASH - BEGINNING OF PERIOD                                                                         2,843,870               126,927
                                                                                         --------------------   -------------------

CASH - END OF PERIOD                                                                   $           2,436,060  $            157,523
                                                                                         ====================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                                            $              29,435  $                  -
                                                                                         ====================   ===================

     Cash paid for taxes                                                               $               4,839  $             11,877
                                                                                         ====================   ===================






                        See notes to financial statements

                                       -5-



                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                  June 30, 1998
                                      INDEX




PART I. FINANCIAL INFORMATION
                                                                         PAGE
Item 1. Financial Statements (Unaudited)                                NUMBER


        Balance sheets as of June 30, 1998 and December 31, 1997           3

        Statements of Operations for the three-month periods
        ended June 30, 1998 and 1997 and the six month
        periods ended June 30, 1998 and 1997                               4

        Statements of Cash Flows for the six-month periods
        ended June 30, 1998 and 1997                                       5

        Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis or Plan of Operation          7


PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   8

Signatures                                                                 9

                       CAPITAL BEVERAGE CORPORATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

a.   Results of Operations

                  Sales for the six months ended June 30, 1998 were $4,712,128 as compared to sales of $5,635,837 for the six months ended June 30, 1997. Sales for the quarter ended June 30, 1998 were $2,488,413 as compared to sales of $3,755,798 for the quarter ended June 30, 1997. The cost of goods sold as a percentage of sales for the six month period in 1998 period was 92% as compared to 87% for the comparable 1997 period. The increase in cost of goods sold, as a percentage of sales for the six months ended June 30, 1998, is due primarily to discounting which the Company needed to maintain to be competitive both on an intrabrand and interbrand brand basis with other wholesalers.

                  Selling, general and administrative expenses for the six month period ended June 30, 1998 were $863,913 as compared to $741,020 for the respective 1997 period. The increase in the six month period ended June 30, 1998 is due to the hiring of sales and shipping personnel for the upcoming busy season, fees with respect to being a public company and increases in employee benefits and payroll taxes.

                  Interest expense for the six month period ended June 30, 1998 was $29,436 as compared to $53,960 for the respective 1997 period. The decrease in the six month period ended June 30, 1998 is due to the reduction of debt. Interest income of $62,376 resulted from interest earned on cash proceeds received from the public offering of the Company's stock.

b.   Liquidity and Capital Resources

                  Cash used in operations for the first quarter of 1998 was $374,808. The increase in prepaid expenses of $170,906 and inventories of $266,729 was offset by a $358,740 decrease in accounts receivable and a $74,684 increase in accounts payable and accrued expenses.

                  Working capital decreased from $3,706,851 at December 31, 1997 to $3,113,246 at June 30, 1998 as a result of the cash required in operating activities.

                  At June 30, 1998, the Company's primary sources of liquidity were $2,436,060 in cash, $496,732 in accounts receivable, $693,019 in inventories, and $180,454 in prepaid and other expenses.

                  Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 1998.

c.       Year 2000

                  The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. While the issue is not of significance for the Company because of its minimal reliance on computers, this "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           Number                   Description

                27           Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CAPITAL BEVERAGE CORPORATION



Date: August 12, 1998
                                               Carmine N. Stella, President and
                                               Chief Executive Officer,
                                               as  Registrant's duly authorized
                                               officer




                                               Carol Russell,
                                               Secretary and Treasurer