Form 10QSB
period 1998-09-30
CAPITAL BEVERAGE CORP
filed 1998-11-16
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998
                                       OR

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

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 1998
                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                                          PAGE
Item 1.  Financial Statements (Unaudited)                                NUMBER


         Balance sheets as of September 30, 1998 and December 31, 1997     3

         Statements of Operations for the three-month periods
           ended September 30, 1998 and 1997 and the nine month
           periods ended September 30, 1998 and 1997                       4

         Statements of Cash Flows for the nine-month periods
           ended September 30, 1998 and 1997                               5

         Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis or Plan of Operation         7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  8

Signatures                                                                 9

                                                    CAPITAL BEVERAGE CORPORATION

                                                            BALANCE SHEETS


                                                                                            September 30,           December 31,
                                                                                                 1998                   1997
                                                                                          -------------------    -------------------
                                                               ASSETS                         (Unaudited)

CURRENT ASSETS:
     Cash                                                                               $          2,452,494   $          2,843,870
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $30,000 and $65,000, respectively                                               357,004                855,472
     Inventories                                                                                     640,674                426,290
     Prepaid expenses and other                                                                      145,147                  9,548
                                                                                          -------------------    -------------------
         TOTAL CURRENT ASSETS                                                                      3,595,319              4,135,180

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $20,300 and $61,965, respectively                                                             51,454                 50,058

OTHER ASSETS:
     Intangible assets, less accumulated amortization of
         $440,000 and $320,000, respectively                                                       1,160,000              1,280,000
     Deposits                                                                                          3,290                  3,290
                                                                                          -------------------    -------------------

                                                                                        $          4,810,063   $          5,468,528
                                                                                          ===================    ===================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                   $            153,135   $             67,135
     Accrued expenses and taxes                                                                       96,453                112,601
     Current portion of long-term debt                                                                66,672                 62,480
     Accrued dividends on preferred stock                                                            249,113                186,113
                                                                                          -------------------    -------------------
         TOTAL CURRENT LIABILITIES                                                                   565,373                428,329
                                                                                          -------------------    -------------------

LONG-TERM DEBT                                                                                       577,134                627,676
                                                                                          -------------------    -------------------

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000)                          3,000                  3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                                                       2,379                  2,379
     Additional paid-in capital                                                                    5,365,573              5,365,573
     Accumulated deficit                                                                          (1,703,396)              (958,429)
                                                                                          -------------------    -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                3,667,556              4,412,523
                                                                                          -------------------    -------------------

                                                                                        $          4,810,063   $          5,468,528
                                                                                          ===================    ===================





                                                  See notes to financial statements

                                                                 -3-

                                                                CAPITAL BEVERAGE CORPORATION

                                                                  STATEMENTS OF OPERATIONS


                                                 Three Months Ended September 30,             Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                     1998                   1997                   1998                  1997
                                            -------------------    -------------------    -------------------   --------------------
                                                 (Unaudited)          (Unaudited)            (Unaudited)            (Unaudited)

SALES                                     $          2,255,136   $          5,021,824   $          6,967,264  $          10,657,661

COST OF GOODS SOLD                                   2,067,401              4,676,265              6,396,070              9,591,376
                                           -------------------    -------------------    -------------------   --------------------

GROSS PROFIT                                           187,735                345,559                571,194              1,066,285
                                           -------------------    -------------------    -------------------   --------------------

OPERATING EXPENSES
     Selling and delivery                              121,025                 54,408                225,677                202,357
     General and administrative                        306,558                464,006              1,065,819              1,057,077
                                           -------------------    -------------------    -------------------   --------------------
                                                       427,583                518,414              1,291,496              1,259,434
                                           -------------------    -------------------    -------------------   --------------------

LOSS FROM OPERATIONS                                  (239,848)              (172,855)              (720,302)              (193,149)

INTEREST EXPENSE                                       (14,217)               (28,078)               (43,653)               (82,038)

INTEREST INCOME                                         29,232                 27,425                 91,608                 27,425
                                           -------------------    -------------------    -------------------   --------------------

LOSS BEFORE INCOME TAXES                              (224,833)              (173,508)              (672,347)              (247,762)

INCOME TAXES                                             4,417                  4,100                  9,620                  1,000
                                           -------------------    -------------------    -------------------   --------------------

NET INCOME (LOSS)                                     (229,250)              (177,608)              (681,967)              (248,762)

CUMULATIVE PREFERRED STOCK DIVIDENDS                    21,000                      -                 63,000                      -
                                           -------------------    -------------------    -------------------   --------------------

NET LOSS APPLICABLE TO COMMON
     SHAREHOLDERS                         $           (250,250)  $           (177,608)  $           (744,967) $            (248,762)
                                           ===================    ===================    ===================   ====================

LOSS PER  COMMON SHARE - BASIC            $              (0.11)  $              (0.08)  $              (0.30) $               (0.16)
                                           ===================    ===================    ===================   ====================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES                                  2,378,409              2,188,825              2,378,409              1,556,881
                                           ===================    ===================    ===================   ====================




                                                              See notes to financial statements


                                                   CAPITAL BEVERAGE CORPORATION

                                                     STATEMENT OF CASH FLOWS

                                                                                              Nine Months Ended September 30,
                                                                                         ------------------------------------------
                                                                                                1998                   1997
                                                                                         --------------------   -------------------
                                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $            (681,967) $           (248,762)
                                                                                         --------------------   -------------------
     Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization                                                            123,335               165,197

     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                                  498,468              (315,197)
         Increase in inventories                                                                    (214,384)             (143,449)
         Increase in prepaid expenses and other                                                     (135,599)                 (337)
         Increase in accounts payable and accrued expenses                                            69,852               (87,907)
                                                                                         --------------------   -------------------
                                                                                                     341,672              (381,693)
                                                                                         --------------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                                                               (340,295)             (630,455)
                                                                                         --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                             (4,731)               (2,999)
                                                                                         --------------------   -------------------

CASH USED IN INVESTING ACTIVITIES                                                                     (4,731)               (2,999)
                                                                                         --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Due from affiliate                                                                                    -                57,837
     Payments of note payable                                                                        (46,350)             (297,061)
     Deferred registration cost                                                                            -               130,783
     Increase in additional paid in capital                                                                -             3,803,378

                                                                                         --------------------   -------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                  (46,350)            3,694,937
                                                                                         --------------------   -------------------

NET (DECREASE) INCREASE IN CASH                                                                     (391,376)            3,061,483

CASH - BEGINNING OF PERIOD                                                                         2,843,870               126,927
                                                                                         --------------------   -------------------

CASH - END OF PERIOD                                                                   $           2,452,494  $          3,188,410
                                                                                         ====================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                                            $              43,653  $             82,038
                                                                                         ====================   ===================

     Cash paid for taxes                                                               $               9,620  $              1,000
                                                                                         ====================   ===================





                                                See notes to financial statements

                                                               -5-

                       CAPITAL BEVERAGE CORPORATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

a.   Results of Operations

                  Sales for the nine months ended September 30, 1998 were $6,967,264 as compared to sales of $10,657,661 for the nine months ended September 30, 1997. Sales for the quarter ended September 30, 1998 were $2,255,136 as compared to sales of $5,021,824 for the quarter ended September 30, 1997. The cost of goods sold as a percentage of sales for the nine month period in 1998 period was 92% as compared to 90% for the comparable 1997 period. The increase in cost of goods sold, as a percentage of sales for the nine months ended September 30, 1998, is due primarily to the vast amount of transhipping of our core products in our marketing area. The Company's response was to maintain discounting to key accounts in order to remain somewhat competitive and not lose all market share. Management has initiated numerous complaints to its suppliers regarding the transhipping problem which the Company believes is a violation of the suppliers' contractual obligations and the Company has been advised that its suppliers have commenced a full investigation of all metro New York wholesalers.

                  Selling, general and administrative expenses for the nine month period ended September 30, 1998 were $1,291,496 as compared to $1,259,434 for the respective 1997 period. The increase in the nine month period ended September 30, 1998 is due primarily to the increased fees associated with being a public company.

                  Interest expense for the nine month period ended September 30, 1998 was $43,653 as compared to $82,038 for the respective 1997 period. The decrease in the nine month period ended September 30, 1998 is due to the reduction of debt. Interest income for the nine month period ended September 30, 1998 was $91,608 as compared to $27,425 for the respective 1997 period. The increase in the nine month period resulted from interest earned on cash proceeds received from the public offering of the Company's stock.

b.   Liquidity and Capital Resources

                  Cash used in operations for the nine months ended September 30, 1998 was $340,295. The increase in prepaid expenses of $135,599 and inventories of $214,384 was offset by a $498,468 decrease in accounts receivable and a $69,851 increase in accounts payable and accrued expenses.

                  Working capital decreased from $3,706,851 at December 31, 1997 to $3,029,946 at September 30, 1998 as a result of the cash required in operating activities.

                  At September 30, 1998, the Company's primary sources of liquidity were $2,452,494 in cash, $357,004 in accounts receivable, $640,674 in inventories, and $145,147 in prepaid and other expenses.

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

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           Number                   Description

                27           Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL BEVERAGE CORPORATION



Date: November 12, 1998                /S/Carmine N. Stella
                                       Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer



                                       /S/Carol Russell
                                       Carol Russell,
                                       Secretary and Treasurer