Form 10KSB
period 1998-12-31
CAPITAL BEVERAGE CORP
filed 1999-04-13
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998.

                  Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


   For the transition period from ___________________ to ___________________.

                          Commission File No. 0-13181


                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                     13-3878747
(State of or other jurisdiction                (IRS Employer Identification No.)
   of incorporation or organization)

1111 East Tremont Avenue,  Bronx, New York                   10460
------------------------------------------                   -----
(Address of Principal Executive Officers)                  (Zip Code)


Registrant's telephone number, including area code: (718) 409-2337

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

           Unitsconsisting of one (1) share of Common Stock, par value
              $.001 per share and one-half (1/2) Class A Redeemable
                          Common Stock Purchase Warrant
                                (Title of Class)

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

         Issuer's revenues for its most recent fiscal year were $8,572,985.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 6, 1999, was approximately $12,657,000.

         Number of shares outstanding of the issuer's Common Stock as of April 6, 1999 was 2,378,409.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     PART I

Item 1.  BUSINESS.

         Statements in this Form 10-K that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

General

         Capital Beverage Corporation ("Capital" and the "Company")was incorporated under the laws of the State of Delaware on December 5, 1995. In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor ("Pabst Distribution Rights") for certain beer and malt liquor products ("Pabst Products") manufactured by Pabst Brewing Company ("Pabst"). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash at or prior to closing, and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the "Pabst Notes"). The Pabst Notes bear interest at 9% per annum, which interest is included in the monthly $10,000 payments. If the Company defaults in payment of any of the Pabst Notes, such default may result in a re-conveyance of the Pabst Distribution Rights to Consolidated Beverage Corporation. Any such loss of the Pabst Distribution Rights may have a materially adverse effect on the Company's financial condition and results of operations.

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

Strategy

         Management of the Company believes it has developed a strategy to effectively market, sell and distribute beer Products throughout its marketing Territory. This strategy includes plans to expand the Company's customer base; to increase sales and marketing efforts; and to develop a distribution network utilizing independent licensed distributor wholesalers ("Wholesalers") that will result in reduced costs.

         The Company has also finalized a new distribution agreement for the brands of Pittsburgh Brewery. Based on this agreement the Company has established a driver-sales program to market and distribute these brands directly to our customers. Driver-sales are a proven method for building distribution and creating consumer awareness. This program will allow the Company to effectively generate demand for new and relatively unknown brands in the marketplace without enormous expenditures in advertising dollars in contrast to the major brand competitors.

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

Expanding Customer Base

         In an effort to expand its customer base, the Company entered into an agreement with the Pittsburgh Brewery in the last quarter of 1998. As a result of this agreement the Company became the exclusive distributor for the Pittsburgh Brewery brands in New York State.

         The Company has also utilized a federal excise tax credit available through a relationship called an "alternating proprietorship" for a brand called "Prime Time." This tax relief allows the Company to go to market at a lower price and assist in competing with the major brands.

         Based on initial results and the Company's belief in the long-term growth potential of the "alternating proprietorship" concept, the Company has filed for the federal and state approvals necessary to produce a similarly priced beverage. Capital intends to own the label and contract with Pittsburgh Brewing to produce the product.

         At this time the federal government has approved both the permit and the brand label and New York state approval is pending.

         Upon receipt of state approval, Capital intends to distribute this product on an exclusive basis throughout New York State. In addition, and for the first time, Capital intends to commence distribution into adjacent states in the Northeastern portion of the country and build a distribution network for the new brand. The Company believes that this expansion into new territory will take place some time in the second quarter of 1999.

Sales and Marketing

         The Company employs sales people to obtain new accounts for beer distribution and to increase sales of beverages to existing accounts for such products in their marketing Territory. In addition to employing a sales staff, the Company employs sales supervisors who recommend sales policies and incentive programs to the Wholesalers in order to motivate these Wholesalers and their sales personnel to sell products within the Territory. The Company also creates promotional materials and has formulated marketing plans to increase sales by the Company and the other Wholesalers within their marketing Territory. The Company's sales personnel receive formal training both at Company and brewery related seminars. The Company also intends to hire a training coordinator to conduct seminars, covering such topics as draft technology, brewing processes and role-playing. Sales personnel are responsible for preparing weekly schematics on key store resets (both shelf and cooler) to secure the most visible positions for maximum consumer exposure. Shelf allocations are periodically reviewed under the supervision of the Vice-President of Sales and Marketing to assure that space allocations and placement comply with retailer policies, distribution philosophies, and recommendations from suppliers. The Company has also implemented merchandising services to handle trade problems and seek future sales opportunities.

         The Company offers bonuses to sales personnel who market and sell additional products to existing customers and maintain established goals on reorders of products. This incentive program is designed to achieve long and steady growth for additional product placements.

         Consistent with the Company's plan to expand its customer base, it expects to incur additional selling and marketing costs of approximately $150,000 in the next fiscal year. Such estimates have been derived from management's plans and budgets for 1999.

Distribution

         The  Company   has   implemented   a  strategy  to  achieve   effective
distribution of their products in the Territory. Under this strategy, the Company acts as an exclusive distributor for their products, subject to policies and procedures determined by the breweries, so that all orders for products come through the Company. The products are sold into the marketplace in a variety of ways. The Company has its existing pre-sell sales force. With the addition of the brands of the Pittsburgh, Brewery the Company has added a driver-sales team to its distribution and sales efforts. Beyond that and because of the size of the Territory, the Company also relies on independent, licensed beverage wholesalers that are responsible for hiring and maintaining their own staffs, maintaining trucking fleets to distribute their products to the wholesale and/or retail customers.

         The  Company's   objective  in  utilizing   these  alternate  means  of
distribution to service each sector within the Territory is to increase effective sales and distribution of all products while not incurring the total expense of such sales and distribution efforts. Specific strategies include: developing sales incentives with the cooperation of brewery representatives for wholesalers that meet sales goals for both "on-premises" and "off-premises" accounts; establishing a method of monitoring accounts within the Territory that do not purchase the Company's products and establishing incentives for wholesalers who reverse such pattern; scheduling monthly promotions for all on-premises accounts; and utilizing and promoting "Brewery Rebate" programs.

Advertising

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in cooperative radio and billboard advertising programs established by the breweries. A proposed budget of $.05 per case based upon monthly estimated sales during Fiscal 1999 of 60,000 cases will enable the Company to allocate $3,000 per month toward this advertising.

Employees

         As of April 14, 1999, the Company employed a staff of 42, including two
(2) sales supervisors,  one (1) sales manager, nine (9) sales people, and thirty
(30) managerial/administrative and distribution employees. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 1998, the Company competed with approximately ten (10) other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed, more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Sources of Supply

         In addition to purchasing Pabst Products directly from Pabst and Pittsburgh products directly from Pittsburgh Brewery, the Company intends to purchase products from a number of nationally known beer and beverage companies. Since there are other manufacturers of alcoholic and non-alcoholic products sold by the Company, the Company does not anticipate difficulty in obtaining such products if its relationship with one or more of its suppliers terminates. Management of the Company believes that except for Pabst and Pittsburgh, the loss of any supplier will not adversely affect the Company's business. Termination of the Company's Distributorship Agreement with Pabst and Pittsburgh could have a materially adverse effect on the business of the Company.

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

Item 2.  PROPERTIES.

         In 1998 the Company amended its lease with East Tremont Partners. The lease amendment provides for a reduction in the leased area at its two facilities located at 1111 East Tremont Avenue and 415 Devoe Avenue in the Bronx from approximately 22,000 square feet at a rental of $10,000 per month to 10,000 square feet at 1111 East Tremont Avenue for $4,000 per month. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         The Company has also entered into an agreement to utilize the premises at 425 Devoe Avenue which they feel will better serve their distributor needs. The premises, 425 Devoe Avenue in the Bronx, have some 15,000 square feet which cost the Company $7,000 per month. Management of the Company believes that the rent paid by it under this lease is also less than the fair market value of similar premises within the area in which such premises are located.

         Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

Item 3. LEGAL PROCEEDINGS.

         Management is not aware of any material legal proceedings pending against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On November 10, 1998, the Company held its annual meeting of Shareholders.

         (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                FOR                                     AGAINST



Carmine Stella                2,160,062                                   6,602
Carol Russell                 2,158,312                                   8,352
Robert A. Vessa               2,159,312                                   7,352
Dawn A. Collins               2,158,312                                   8,352
Joseph M. Luzzi               2,158,312                                   8,352


         (c) At said meeting 2,161,164 shares of Common Stock were voted in favor of and 4,700 shares of Common Stock were voted against a proposal to ratify the appointment of Feldman, Sherb, Ehrlich & Co. to serve as the independent certified public accountants for the 1999 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Units, Common Stock and Class A Warrants commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbols "CBEVU," "CBEV" and "CBEVW," respectively. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market. The Company's Units were de-listed from trading on August 29, 1997

         The following table indicates the high and low prices for the Company's Units, Common Stock and Class A Warrants for the period from July 17, 1997 to December 31, 1998 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units

1997 Fiscal Year                                              Quoted Price
----------------                                               ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                                  DID NOT TRADE
Second Quarter                                                 DID NOT TRADE
Third Quarter                                              9 7/8            61/2
Fourth Quarter                                                 DID NOT TRADE

1998 Fiscal Year                                                Quoted Price
----------------                                                ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                                  DID NOT TRADE
Second Quarter                                                 DID NOT TRADE
Third Quarter                                                  DID NOT TRADE
Fourth Quarter                                                 DID NOT TRADE

Common Stock

1997 Fiscal Year                                                Quoted Price
----------------                                                ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                                  DID NOT TRADE
Second Quarter                                                 DID NOT TRADE
Third Quarter                                              8 3/8           4 3/8
Fourth Quarter                                              61/2           5

1998 Fiscal Year                                                Quoted Price
----------------                                                ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                              7                4.5
Second Quarter                                             7.47             6.37
Third Quarter                                              7.5              4.87
Fourth Quarter                                             6                4.5

Class A Warrants

1997 Fiscal Year                                                Quoted Price
----------------                                                ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                                  DID NOT TRADE
Second Quarter                                                 DID NOT TRADE
Third Quarter                                              3 3/8             3/4
Fourth Quarter                                             1 7/8             7/8

1998 Fiscal Year                                               Quoted Price
----------------                                               ------------
                                                           High             Low
                                                           ----             ---
First Quarter                                              1.62             .62
Second Quarter                                             2.94             1.12
Third Quarter                                              3                1
Fourth Quarter                                             2                .75

         On April 6, 1999 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $6.69. On April 6, 1999 the closing price for the Class A Warrant reported on NASDAQ SmallCap was $2.25. The Units did not trade. On April 6, 1999 there were 13 holders of record of Common Stock.

Item 6. CAPITAL BEVERAGE CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Year ended December 31, 1998 ("fiscal 1998") as compared to year ended December 31, 1997 ("fiscal 1997")

         Net sales for the year ended December 31, 1998 were $8,572,985 reflecting a decrease of $5,114,649 or 37% from the $13,687,634 of net sales for the year ended December 31, 1997. Net sales for 1998 were unfavorably impacted primarily for the following two (2) reasons:

         1. Management's decision to eliminate its multi-brand sales and concentrate solely on its contractual brands that it has obtained from each supplier; and

         2. Management also decided to decrease its sales to its largest wholesale customers which they feel protects the Company from a risk associated with such concentration, Capital has subsequently bypassed these customers and increased its direct selling relationship with its retail customer base.

         Cost of sales was $7,984,408 or 93% of net sales, for fiscal 1998, as compared to $12,400,645 or 90% of net sales, for fiscal 1997. The decrease in dollar terms, of $4,416,237 in cost of sales from 1997 to fiscal 1998 reflects the significantly lower net sales in fiscal 1998 as compared to fiscal 1997,

         The Company's gross margin was $588,577 or 6.9% of net sales, in 1998 as compared to $1,286,989 or 9.4% of net sales in fiscal 1997. The decrease in gross margin is due to the lower selling prices reflected to compete in its marketing area of distribution. The gross margin was also negatively impacted by the increase in redemption of used beverage containers, which the Company feels it has not initiated deposit for. (Under the NYS returnable container act, Capital has the responsibility under law to redeem all brands of containers which it sells in its marketing territory.) Management expects an improvement in both net sales and gross margin in the year 1999. Due to changes currently implemented as well as the introduction of new product lines associated with our relationship with Pittsburgh Brewery, Capital increased its control over these new labels as well as its marketing territory. Management can give no assurance that these conditions will maintain themselves over a guaranteed period, as a result of increased competition and other risk factors.

         Selling and delivery expenses were $310,410 in fiscal 1998 as compared to $371,603 for fiscal 1997 reflecting a decrease due to its significant lower net sales in 1998.

         General and administrative expenses were $1,518,959 for fiscal 1998 as compared to $1,455,264 for fiscal 1997. This represents an increase of $63,695 or 4% from fiscal 1997 to fiscal 1998. Amortization of intangible assets was $160,000 in fiscal 1998, as compared to $160,000 in fiscal 1997. The cost of the license is being amortized over ten (10) years. The increase in general and administrative is due primarily to fees associated with being a public company as well as additional costs associated with the due diligence process incurred by management in reviewing potential acquisitions.

         Interest expense was $57,522 for 1998, as compared to $97,245 for 1997. This represents a decrease of $39,723. The decrease in interest expense is a result of paying off debt.

         CAP Communications Ltd. was formed in November 1998 to explore, as an ancillary to beverage sales, the rapidly expanding prepaid phone card market. Within New York City, the bulk of phone cards sales occur within ethnic neighborhoods, with major sales occurring within the Hispanic based communities. Given Capital Beverage's well established position in local Hispanic retail markets and its' connection with the business owners, phone cards may serve as a significant source of new revenues to Capital's expanding beverage sales. The synergism of the two, beer sales and phone cards, may prove to be the catalyst, which sparks continued revenue growth for Capital Beverage. Working in conjunction with Orion Telecommunications Corporation, with offices in New York, Capital Beverage has begun an infrastructure development to explore this new potential market. Orion has agreed to provide funding to Capital Beverage through April 1999 which will allow Capital Beverage to determine what course of action to take to make their card a success here in New York.

Material Change in Financial Condition, Liquidity and Capital Resources

         The Company's working capital decreased from $3,706,851 at December 31, 1997 to $2,457,022 at December 31, 1998. The decrease of $1,249,829 was due to direct result of the 1998 losses incurred in operations.

         At December 31, 1998, the Company's primary resources of liquidity were $2,088,741 in cash, $341,769 in accounts receivable and $579,099 in inventories.

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

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
              ACT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               Name               Age      Position Held

         Carmine N. Stella         46      President, Chief Executive Officer,
                                           Chairman of the Board of Directors

         Robert A. Vessa           48      Director

         Anthony Stella            47      Vice President of Sales and Managing
                                           Director

         Carol Russell             42      Secretary, Treasurer and Director

         Dawn A. Collins           29      Director

         Joseph M. Luzzi           50      Director
-----------------------

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

         Anthony Stella. Mr. Stella has served as Vice President - Sales and Marketing and an employee of the Company since inception. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service, Inc. and College Point Beer Distributors over the past 15 years . Anthony Stella is the brother of Carmine Stella.

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

Compliance with Section 16(a) of  The Securities Exchange Act of 1934
---------------------------------------------------------------------

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

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal year ending December 31, 1998.

                                                       Summary Compensation Table

                                     Annual Compensation Awards              Long-Term Compensation
______________________________________________________________               ______________________
        (a)                         (b)        (c)           (d)               (e)               (f)

                                                         Other Annual       Restricted       Stock Option
Name and Principal Position          Year     Salary       Compensation        Award             Grants
Carmine N. Stella                    1998   $307,799.19         -0-             -0-              -0-
President, Chief Executive Officer,  1997   $291,763.68         -0-             -0-              -0-
Chairman of the Board

Anthony Stella                       1998   $175,579.19         -0-             -0-              -0-
Vice President of Sales              1997   $161,648.68         -0-             -0-              -0-
and Managing Director

Carol Russell                        1998   $112,115.67         -0-             -0-              -0-
                                     1997   $105,846.24         -0-             -0-              -0-

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                                       Option/SAR Grants In Last Fiscal Year
                                   ------------------------------------------
Name                             Number of Securities   Percent of Total        Exercise or
                                      Underlying       Options/SARS Granded to  BaseePriceFiscal Year
                                     Options/SARS      Employees in Fiscal Year          ($/Sh)        Expiration Sate
                                      Granted (#)
                                           -0-                   -0-                       -0-                   -0-

----------------------------------
(1)      Options are exercisable for shares of Common Stock.

         The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

         Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values
                        Shares                                    Number of Securities        Value of Unexercised in the Money
    Name         Acquired on Exercise(#)(1)  Value1Realized $    Underlying Unexercised                 Options/SARs at
----------       --------------------------  ----------------   Options/SARS at FY-End (#)                FY-End ($) (2)
                                                           Exercisable        Unexercisable     Exercisable         Unexercisable
                                                           -----------        -------------     -----------          ------------
                          -0-                    -0-          -0-                  -0-              -0-                  -0-


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

      The following table sets forth as of April 6, 1999, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


--------------------------------------------------------------------------------


Name and Address of Beneficial Owner (1)  Shares of Common    Percentage (%) of
                                            Stock Owned          Common Stock
--------------------------------------------------------------------------------
Carmine Stella(2)                             409,091                     17.2%
--------------------------------------------------------------------------------
Anthony Stella(3)                              77,273                      3.3%
--------------------------------------------------------------------------------
Carol Russell                                       0                      0
--------------------------------------------------------------------------------
Dawn Collins                                        0                      0
--------------------------------------------------------------------------------
Joseph Luzzi                                        0                      0
--------------------------------------------------------------------------------
Robert Vessa                                        0                      0
--------------------------------------------------------------------------------
All officers and  directors as a group (six (6) persons)
                                              486,364                     20.5%
--------------------------------------------------------------------------------

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 1111 East Tremont Avenue, Bronx, New York 10460.
(2) Does not include (i) 300,000 shares of Common Stock that may be acquired by Mr. Stella upon conversion of the 300,000 shares of Series B Preferred Stock that were issued to Mr. Stella upon consummation of the Merger; or (ii) 333,600 shares of Common stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.
(3) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1998 the Company amended its lease with East Tremont Partners. The lease amendment provides for a reduction in the leased area at its two facilities located at 1111 East Tremont Avenue and 415 Devoe Avenue in the Bronx from approximately 22,000 square feet at a rental of $10,000 per month to 10,000 square feet at 1111 East Tremont Avenue for $4,000 per month. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         In 1998 the Company's carting and recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. Such services approximated $200,000.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Item              a.                EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.
                                                               Index

         Independent Auditors' Report                           F - 2

         Consolidated Financial Statement

                  Balance Sheet                                 F - 3
                  Statements of Operations                      F - 4
                  Statements of Stockholders' Equity            F - 5
                  Statements of Cash flows                      F - 6
                  Notes to Financial Statements                 F - 7 -10

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

(b)      Reports on Form 8-K.

                  None.





                          . . . . . . . . . . . . . . .

                          CAPITAL BEVERAGE CORPORATION

                              FINANCIAL STATEMENTS



                                      INDEX

                                                                   Page
                                                                   Number
                                                            -------------------
INDEPENDENT AUDITORS' REPORT                                       F - 2
CONSOLIDATED FINANCIAL STATEMENTS:

      Balance Sheet                                                F - 3

      Statements of Operations                                     F - 4

      Statements of Stockholders' Equity                           F - 5

      Statements of Cash Flows                                     F - 6

      Notes to Financial Statements                                F - 7-10

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Beverage Corporation

         We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation as of December 31, 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




                                              Feldman Sherb Ehrlich & Co., P.C.

New York, New York
March 8, 1999


                                                CAPITAL BEVERAGE CORPORATION

                                                CONSOLIDATED BALANCE SHEET

                                                     DECEMBER 31, 1998


                                                          ASSETS

CURRENT ASSETS:
     Cash                                                                                                $        2,088,741
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $60,000                                                                                        341,769
     Inventories                                                                                                    579,099
     Prepaid expenses and other                                                                                     156,599
                                                                                                           -----------------
         TOTAL CURRENT ASSETS                                                                                     3,166,208

PROPERTY AND EQUIPMENT, less accumulated depreciation
     of $21,890                                                                                                      53,859

DISTRIBUTION LICENSE, less accumulated amortization $480,000                                                      1,120,000

OTHER ASSETS                                                                                                         75,662
                                                                                                           -----------------

                                                                                                         $        4,415,729
                                                                                                           =================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                                    $          214,739
     Accrued expenses and taxes                                                                                     156,203
     Current portion of long-term debt                                                                               68,131
     Accrued dividends on preferred stock                                                                           270,113
                                                                                                           -----------------
         TOTAL CURRENT LIABILITIES                                                                                  709,186
                                                                                                           -----------------

LONG-TERM DEBT                                                                                                      559,544
                                                                                                           -----------------

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000)                                         3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                                                                      2,379
     Additional paid-in capital                                                                                   5,365,573
     Accumulated deficit                                                                                         (2,223,953)
                                                                                                           -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                               3,146,999
                                                                                                           -----------------

                                                                                                         $        4,415,729
                                                                                                           =================




                                            See notes to financial statements.

                                                            F-3

                                               CAPITAL BEVERAGE CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              Year Ended December 31,
                                                                                         -----------------------------------
                                                                                              1998                1997
                                                                                         ----------------    ---------------
NET SALES                                                                              $       8,572,985   $     13,687,634

COST OF SALES                                                                                  7,984,408         12,400,645

                                                                                         ----------------    ---------------
GROSS PROFIT                                                                                     588,577          1,286,989
                                                                                         ----------------    ---------------

COSTS AND EXPENSES:
     Selling and delivery                                                                        310,410            371,603
     General and administrative                                                                1,518,959          1,455,264
                                                                                         ----------------    ---------------
                                                                                               1,829,369          1,826,867
                                                                                         ----------------    ---------------

LOSS FROM OPERATIONS                                                                          (1,240,792)          (539,878)

INTEREST EXPENSE                                                                                 (57,522)           (97,245)

INTEREST INCOME                                                                                  116,790             63,101
                                                                                         ----------------    ---------------

NET LOSS                                                                                      (1,181,524)          (574,022)

PREFERRED STOCK DIVIDENDS                                                                        (84,000)           (49,613)
                                                                                         ----------------    ---------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                             $      (1,265,524)  $       (623,635)
                                                                                         ================    ===============

LOSS PER SHARE - BASIC AND DILUTED                                                     $           (0.53)  $          (0.35)
                                                                                         ================    ===============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                                                                    2,378,409          1,762,263
                                                                                         ================    ===============











                       See notes to financial statements.

                                       F-4

                                    CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                Additional                Total
                                                        Preferred Stock          Common Stock    Paid-In  Accumulated  Stockholders'
                                                     ----------------------  -------------------
                                                       Shares      Amount      Shares       Amount  Capital   Deficit      Equity
                                                     ---------- -----------  ----------  ------- --------  ----------  ------------
Balance January 1, 1997                                637,500  $1,218,000   1,240,909 $   1,241 $ 348,333 $   (334,794)$ 1,232,780

  Net loss                                                -           -           -          -        -        (574,022)   (574,022)

  Dividends payable to preferred shareholders             -           -           -          -        -         (49,613)    (49,613)

  Conversion of Series A Preferred Stock              (337,500)  (1,215,000)   337,500      338   1,214,662                   -

  Proceeds from issuance of units, less related costs     -           -        800,000      800   3,802,578               3,803,378
                                                     ----------   ---------  ----------  ------- ---------    ---------  -----------

Balance December 31, 1997                              300,000       3,000   2,378,409     2,379  5,365,573    (958,429)  4,412,523

  Net loss                                                -           -           -          -         -     (1,181,524) (1,181,524)

  Dividends payable to preferred shareholders             -           -           -          -         -        (84,000)    (84,000)

                                                     ----------   ---------  ----------   ------ --------   ----------  ------------
Balance December 31, 1998                              300,000  $    3,000   2,378,409 $   2,379 $5,365,573 $(2,223,953)$ 3,146,999
                                                     ==========   =========  ==========  ======= =========  ==========  ============

                                         See notes to financial statements.

                                                            CAPITAL BEVERAGE CORPORATION
                                                             STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                --------------------------------------
                                                                                       1998                 1997
                                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $       (1,181,524)  $         (574,022)
                                                                                -----------------    -----------------
     Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization                                                 164,925              167,292

     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                                       441,331             (358,993)
         (Increase) in inventories                                                       (152,809)             (82,946)
         (Increase) decrease in prepaid expenses                                         (147,051)              (8,027)
         (Decrease) increase in accounts payable and accrued expenses                     275,206              (49,870)
                                                                                -----------------    -----------------
                                                                                          581,602             (332,544)
                                                                                -----------------    -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (599,922)            (906,566)
                                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of equipment                                                                (8,726)              (7,023)
                                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock                                                     -            3,803,378
     (Repayment) proceeds of bridge loan                                                        -             (250,000)
     Decrease (Increase) in deferred registration costs                                         -              130,783
     Decrease (Increase) in due from affiliate                                                  -               57,837
     Distributions to stockholders                                                        (84,000)             (49,613)
     Payments of long-term debt                                                           (62,481)             (61,853)

                                                                                -----------------    -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      (146,481)           3,630,532
                                                                                -----------------    -----------------

INCREASE (DECREASE) IN CASH                                                              (755,129)           2,716,943

CASH - BEGINNING OF YEAR                                                                2,843,870              126,927
                                                                                -----------------    -----------------

CASH - END OF YEAR                                                             $        2,088,741   $        2,843,870
                                                                                =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                                    $           57,522   $          117,245
                                                                                =================    =================

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

     Common Stock issued upon conversion of Series "A" Preferred Stock         $                -   $        1,215,000
                                                                                =================    =================


                                    See notes to financial statements.

                                            F-6

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




1.       DESCRIPTION OF BUSINESS

         Capital Beverage Corporation (the "Company") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. In December 1998, CAP communications, Ltd. ("Cap Comm"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public. Cap Comm was in the development stage at December 31, 1998.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The financial statements include the accounts of the Company and Cap Comm, its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         Inventories - Inventories of beer, other beverage products and prepaid calling cards are stated at the lower of cost, determined by the first-in, first-out method, or market.

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. Amortization is provided on a straight-line basis over ten years.

         Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

         Loss per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.


3.       DISTRIBUTION LICENSE

         The Company has acquired an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement. The Company paid $1,600,000, of which $800,000 was paid at the closing and the balance in a note payable in 120 monthly installments of $10,000 each, inclusive of interest at 9% per annum.

         Maturities of the notes over the next five years are: 1999 - $68,131; 2000 - $74,292; 2001 - $81,011; 2002 - $88,338; 2003 - $96,327.


4.       WARRANTS

         In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and one half Class A Redeemable Common Stock Purchase Warrant. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 and expire on July 16, 2002. The warrants are redeemable by the Company at $.001 per warrant under terms as defined in the warrant agreement. At December 31, 1998, 1,659,000 Class A warrants were issued and outstanding.

         The Company issued a unit purchase warrant to the underwriter for $100, enabling the underwriter to purchase up to 80,000 units at an exercise price of at least 120 percent of the initial offering price of the units. The Company has reserved 120,000 shares of Common Stock to cover the exercise of such warrant.


5.       INCOME TAXES

         At December 31, 1998, the Company had a net operating loss carryover of $1,700,000 available as offsets against future taxable income, if any, which expire at various dates through 2013. The Company has a deferred tax asset of $700,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:

                                                                  Year Ended December 31,
                                                                   1998                               1997

         Computed expected income tax (benefit)                   $   (473,000)                   $  (229,600)

         Non-deductible items                                           17,000                         19,600

         Temporary differences                                         ( 2,000)                         6,000

         Benefits not recorded                                         458,000                        204,000
                                                                  ------------                     ----------
                                                              $         -                        $         -
                                                               ---------------                     ----------

6.       LEASE COMMITMENTS

         The Company renegotiated the lease of its warehouse and administrative facilities in April 1998 thereby reducing its monthly rental payments from $10,000 to $4,000 for the remainder of its lease term, which expires in 2001. A principal shareholder in the company has a one-sixth interest in the lessor. Additional warehouse space was acquired from a customer on a month-to-month basis commencing October 1998. Rental payments of $7,000 per month are offsettable against amounts due from the customer until the balance is liquidated. Rent expense for 1998 and 1997 was $83,000 and $120,000, respectively.

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


8.       MAJOR CUSTOMER AND SUPPLIER INFORMATION

         Sales to a single customer in 1998 were 13% of net sales. Sales to three customers were 51% of net sales in 1997. Purchases of Pabst products were approximately $3,200,000 and $4,600,000 in 1998 and 1997, respectively.


9.       OTHER MATTERS

         The Company's carting and recycling services are provided by an entity whose principle shareholder is also a director of the Company. Such services approximated $200,000 in 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 9th day of April, 1999.

                                                 CAPITAL BEVERAGE CORPORATION


                                                 By:/s/ Carmine Stella
                                                        Carmine Stella
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                               Title                         Date

/s/ Carmine Stella              Chief Executive Officer,         April 9, 1999
--------------------------
Carmine Stella                  President and Chairman of
                                the Board of Directors


/s/ Robert Vessa                Director                         April 9, 1999
---------------------------
Robert Vessa


 /s/Carol Russell               Secretary and Treasurer          April 9, 1999
-----------------------------
Carol Russell                   and Director


/s/ Dawn Collins                Director                         April 9, 1999
------------------------------
Dawn Collins


 /s/ Joseph Luzzi               Director                         April 9, 1999
------------------------------
Joseph Luzzi


/s/ Anthony Stella               Vice President of Sales         April 9, 1999
-----------------------------
Anthony Stella                   and Managing Director