Form 10QSB
period 1999-03-31
CAPITAL BEVERAGE CORP
filed 1999-05-19
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999
                                       OR

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

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                 March 31, 1999
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                         PAGE
Item 1.           Consolidated Financial Statements (Unaudited)          NUMBER


                  Balance Sheet as of March 31, 1999                      3

                  Statements of Operations for the three-months
                    ended March 31, 1999 and 1998                         4

                  Statements of Cash Flows for the three-months
                    ended March 31, 1999 and 1998                         5

                  Note to Financial Statements                            6

Item 2.           Management's Discussion and Analysis                    7 - 8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        9

Signatures                                                                10

                          CAPITAL BEVERAGE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                             March 31,
                                                                                               1999
                                                                                         -------------------
                               ASSETS                                                         (Unaudited)
CURRENT ASSETS:
     Cash                                                                              $          2,124,197
     Accounts receivable - trade, net of allowance for doubtful
          accounts of $60,000                                                                       365,361
     Inventories                                                                                    465,194
     Prepaid expenses and other                                                                     135,712
                                                                                         -------------------
         TOTAL CURRENT ASSETS                                                                     3,090,464

PROPERTY AND EQUIPMENT, less accumulated depreciation of $23,672                                     60,611

OTHER ASSETS:
     Intangible assets, less accumulated amortization of $520,000                                 1,080,000
     Deposits                                                                                         3,290
                                                                                         -------------------
                                                                                       $          4,234,365
                                                                                         ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                  $            289,641
     Accrued expenses and taxes                                                                     181,275
     Current portion of long-term debt                                                               69,621
     Accrued dividends on preferred stock                                                           291,113
                                                                                          -------------------
         TOTAL CURRENT LIABILITIES                                                                  831,650
                                                                                          -------------------
LONG-TERM DEBT                                                                                      541,570
                                                                                          -------------------
STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000)                         3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                                                      2,379
     Additional paid-in capital                                                                   5,365,573
     Accumulated deficit                                                                         (2,509,807)
                                                                                          -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                               2,861,145
                                                                                          -------------------

                                                                                       $          4,234,365
                                                                                          ===================

    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Three Months Ended March 31,
                                                                                         ------------------------------------------
                                                                                                1999                   1998
                                                                                         --------------------   -------------------
                                                                                             (Unaudited)           (Unaudited)
SALES                                                                                  $           1,994,222  $          2,223,715
COST OF GOODS SOLD                                                                                 1,628,903             2,090,542
                                                                                         --------------------   -------------------
GROSS PROFIT                                                                                         365,319               133,173
                                                                                         --------------------   -------------------
OPERATING EXPENSES
     Selling and delivery                                                                            158,213                53,915
     General and administrative                                                                      478,691               409,520
                                                                                         --------------------   -------------------
                                                                                                     636,904               463,435
                                                                                         --------------------   -------------------
LOSS FROM OPERATIONS                                                                                (271,585)             (330,262)

INTEREST EXPENSE                                                                                     (13,516)              (14,883)

INTEREST INCOME                                                                                       20,247                31,836
                                                                                         --------------------   -------------------
NET LOSS                                                                                            (264,854)             (313,309)

PREFERRED STOCK DIVIDENDS                                                                            (21,000)              (21,000)
                                                                                         --------------------   -------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                             $            (285,854) $           (334,309)
                                                                                         ====================   ===================
LOSS PER  COMMON SHARE - BASIC                                                         $               (0.12) $              (0.14)
                                                                                         ====================   ===================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                           2,378,409             2,378,409
                                                                                         ====================   ===================


    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  Three Months Ended March 31,
                                                                                          ------------------------------------------
                                                                                                 1999                  1998
                                                                                          -------------------   --------------------
                                                                                                (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                           $           (264,854) $            (313,309)
                                                                                          -------------------   --------------------
     Adjustments to reconcile net loss to
         net cash provided by (used in) operating activities:
            Depreciation and amortization                                                            41,634                 41,046

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                                 (23,592)               230,497
         (Increase) decrease in inventories                                                         113,905                (97,834)
         (Increase) decrease in prepaid expenses                                                     20,887               (234,074)
         Increase in accounts payable and accrued expenses                                          172,346                 72,434
                                                                                          -------------------   --------------------
                                                                                                    325,180                 12,069
                                                                                          -------------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                  60,326               (301,240)
                                                                                          -------------------   --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                            (8,386)                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in of note payable                                                                    (16,484)               (15,117)

NET INCREASE (DECREASE) IN CASH                                                                      35,456               (316,357)

CASH - BEGINNING OF PERIOD                                                                        2,088,741              2,843,870
                                                                                          -------------------   --------------------
CASH - END OF PERIOD                                                                   $          2,124,197  $           2,527,513
                                                                                          ===================   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                                            $             13,516  $              14,883
                                                                                         ===================   ====================
     Cash paid for taxes                                                               $                  -  $                   -
                                                                                         ===================   ====================

    The accompanying notes are an integral part of the financial statements.

                       CAPITAL BEVERAGE CORPORATION, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

         Statements in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations

         Sales for the three months ended March 31, 1999 were $1,994,222 as compared to sales of $2,223,715 for the three months ended March 31,1998. The cost of goods sold as a percentage of sales for the 1999 period was 82% as compared to 94% for the comparable 1998 period. The decrease in cost of goods sold as a percentage of sales for the three months ended March 31, 1999, is due primarily to the additional sales of products from the Pittsburgh Brewery Co., which afford Capital a significantly greater gross margin percentage.

         Selling, general and administrative expenses for the three month period ended March 31, 1999 were $636,904 as compared to $463,435 for the respective 1998 period. The increase in the three month period ended March 31, 1999 is due primarily to the additional territory we expanded into in relation to new products from the Pittsburgh Brewery Co., certain expenses increased as a result of added warehousing and salespeople salaries, automobile expenses, legal fees, office expenses, repairs and maintenance expenses.

         Interest expense for the three month period ended March 31, 1999 was $13,516 as compared to $14,883 for the respective 1998 period. The decrease in the three month period ended March 31, 1999 is due to the reduction of debt. Interest income for the three month period ended March 31, 1999 was $20,247 as compared to $31,836 for the respective 1998 period. The decrease in the three month period resulted from the decrease in average cash balance invested in the Vista account.

b.   Liquidity and Capital Resources

       Cash provided by operations for the three months ended March 31, 1999 was $60,326. This was primarily attributable to a decrease in inventories of $113,905 and an increase in accounts payable and accrued expenses of $172,346.

         Working capital decreased from $2,457,022 at December 31, 1998 to $2,258,814 at March 31, 1999 as a result of the cash required in operating activities.

         At March 31, 1999, the Company's primary sources of liquidity were $2,124,197 in cash, $365,361 in accounts receivable and $465,194 in inventories.

         Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 1999.

         CAP Communications Ltd. was formed in November 1998 to explore, as an ancillary to beverage sales, the rapidly expanding prepaid phone card market. Within New York City, the bulk of phone cards sales occur within ethnic neighborhoods, with major sales occurring within the Hispanic based communities. Given Capital Beverage's well established position in local Hispanic retail markets and its' connection with the business owners, phone cards may serve as a significant source of new revenues to Capital's expanding beverage sales. The synergism of the two, beer sales and phone cards, may prove to be the catalyst, which sparks continued revenue growth for Capital Beverage. Working in conjunction with Orion Telecommunications Corporation, with offices in New York, Capital Beverage has begun an infrastructure development to explore this new potential market Orion has agreed to provide funding to Capital Beverage through April 1999 which will allow Capital Beverage to determine what course of action to take to make their card a success here in New York.

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

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

           Number                   Description

                27           Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL BEVERAGE CORPORATION



Date: May 18, 1999
                                       Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer




                                       Carol Russell,
                                       Secretary and Treasurer