Form 10QSB
period 1999-06-30
CAPITAL BEVERAGE CORP
filed 1999-08-13
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999
                                       OR

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

                    Yes    X                        No

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 5, 1999 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                  June 30, 1999
                                      INDEX




PART I.  FINANCIAL INFORMATION
                                                                      PAGE
Item 1.  Consolidated Financial Statements (Unaudited)               NUMBER


         Balance Sheet as of June 30, 1999                              3

         Statements of Operations for the three-months
          ended June 30, 1999 and 1998 and the six months
          ended June 30, 1999 and 1998                                  4

         Statements of Cash Flows for the six-months
          ended June 30, 1999 and 1998                                  5

         Note to Financial Statements                                   6

Item 2.  Management's Discussion and Analysis                        7 - 8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               9

Signatures                                                             10


                                         CAPITAL BEVERAGE CORPORATION

                                          CONSOLIDATED BALANCE SHEET


                                                                                                         June 30,
                                                                                                           1999
                                                                                                   -------------------
                                                    ASSETS                                              (Unaudited)


CURENT ASSETS:
     Cash                                                                                         $          1,838,621
     Accounts receivable - trade, net of allowance for doubtful accounts of $60,000                            435,607
     Inventories                                                                                               910,414
     Prepaid expenses and other                                                                                131,908
                                                                                                    -------------------
         TOTAL CURRENT ASSETS                                                                                3,316,550

PROPERTY AND EQUIPMENT, less accumulated depreciation of $25,967                                                97,697

OTHER ASSETS:
     Intangible assets, less accumulated amortization of $520,000                                            1,040,000
     Deposits                                                                                                    3,290
                                                                                                    -------------------

                                                                                                  $          4,457,537
                                                                                                     ===================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                             $            429,769
     Accrued expenses and taxes                                                                                268,509
     Current portion of long-term debt                                                                          71,145
     Accrued dividends on preferred stock                                                                      312,113
                                                                                                    -------------------
         TOTAL CURRENT LIABILITIES                                                                           1,081,536
                                                                                                    -------------------

LONG-TERM DEBT                                                                                                 523,202
                                                                                                    -------------------

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000)                                     3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                                                                  2,379
     Additional paid-in capital                                                                               5,365,573
     Accumulated deficit                                                                                     (2,518,153)
                                                                                                     -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                           2,852,799
                                                                                                     -------------------

                                                                                                   $          4,457,537
                                                                                                      ===================
                     The accompanying note is an integral part of the financial statements.

                                                       3




                                                    CAPITAL BEVERAGE CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended June 30,                Six Months Ended June 30,
                                                    -------------------------------------------   ----------------------------------
                                                           1999                   1998                 1999               1998
                                                    --------------------   --------------------   ----------------   ---------------
                                                        (Unaudited)            (Unaudited)          (Unaudited)        (Unaudited)

SALES                                             $           3,366,881  $           2,488,413  $       5,361,103  $      4,712,128

COST OF GOODS SOLD                                            2,589,138              2,238,127          4,218,041         4,328,669
                                                    --------------------   --------------------   ----------------   ---------------

GROSS PROFIT                                                    777,743                250,286          1,143,062           383,459
                                                    --------------------   --------------------   ----------------   ---------------

OPERATING EXPENSES
     Selling and delivery                                       203,235                 50,737            361,448           104,652
     General and administrative                                 567,093                354,944          1,045,784           764,464
                                                    --------------------   --------------------   ----------------   ---------------
                                                                770,328                405,681          1,407,232           869,116
                                                    --------------------   --------------------   ----------------   ---------------

INCOME (LOSS) FROM OPERATIONS                                     7,415               (155,395)          (264,170)         (485,657)

INTEREST EXPENSE                                                (13,321)               (14,553)           (26,837)          (29,436)

INTEREST INCOME                                                  18,560                 30,540             38,807            62,376
                                                    --------------------   --------------------   ----------------   ---------------

NET INCOME (LOSS)                                                12,654               (139,408)          (252,200)         (452,717)

PREFERRED STOCK DIVIDENDS                                       (21,000)               (21,000)           (42,000)          (42,000)
                                                    --------------------   --------------------   ----------------   ---------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS        $              (8,346) $            (160,408) $        (294,200) $       (494,717)
                                                    ====================   ====================   ================   ===============

LOSS PER  COMMON SHARE - BASIC AND DILUTED        $                (0.00)$               (0.07) $           (0.12) $          (0.21)
                                                    ====================   ====================   ================   ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                      2,378,409              2,378,409          2,378,409         2,378,409
                                                    ====================   ====================   ================   ===============











                               The accompanying note is an integral part of the financial statements.

                                                                 4






                                        CAPITAL BEVERAGE CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Six Months Ended June 30,
                                                                    ------------------------------------------
                                                                           1999                   1998
                                                                    --------------------   -------------------
                                                                        (Unaudited)           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $            (252,200) $           (452,717)
                                                                    --------------------   -------------------
     Adjustments to reconcile net loss to
         net cash used in operating activities:
            Depreciation and amortization                                        84,077                82,120

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                             (93,838)              358,740
         (Increase) in inventories                                             (331,315)             (266,729)
         (Increase) decrease in prepaid expenses                                 24,691              (170,906)
         Decrease in deposits                                                    72,372                     -
         Increase in accounts payable and accrued expenses                      327,336                74,684
                                                                    --------------------   -------------------
                                                                                 83,323                77,909
                                                                    --------------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                                          (168,877)             (374,808)
                                                                    --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (47,915)               (2,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in  note payable                                                  (33,328)              (30,565)
                                                                    --------------------   -------------------

NET DECREASE IN CASH                                                           (250,120)             (407,810)

CASH - BEGINNING OF PERIOD                                                    2,088,741             2,843,870
                                                                    --------------------   -------------------

CASH - END OF PERIOD                                              $           1,838,621  $          2,436,060
                                                                    ====================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                       $              26,837  $             29,436
                                                                    ====================   ===================

     Cash paid for income taxes                                   $                   -  $                  -
                                                                    ====================   ===================
















                   The accompanying note is an integral part of the financial statements.

                                                      5




                          CAPITAL BEVERAGE CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

           Statements in this Form 1O-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward- looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

  a.       Results of Operations

           Sales for the six months ended June 30, 1999 were $5,361,103 as compared to sales of $4,712,128 for the six months ended June 30, 1998. Sales for the quarter ended June 30, 1999 were $3,366,881 as compared to sales of $2,488,413 for the quarter ended June 30, 1998. The cost of goods sold as a percentage of sales for the six month period in 1999 period was 79% as compared to 92% for the comparable 1998 period. The decrease in cost of goods sold as a percentage of sales for the six months ended June 30, 1999, is due primarily to the additional sales of products from the Pittsburgh Brewery Co., which affords the Company a significantly greater gross margin percentage.

         Selling, general and administrative expenses for the six month period ended June 30, 1999 were $1,407,232 as compared to $869,116 for the respective 1998 period. The increase in the six months ended June 30, 1999 results from expansion into new products provided by the Pittsburgh Brewery Co.,certain expenses increased as a result of added warehousing and salespeople salaries, automobile expenses, legal fees, office expenses, repairs and maintenance expenses.

        Interest expense for the six month period ended June 30, 1999 was $26,837 as compared to $29,436 for the respective 1998 period. The decrease in the six month period ended June 30, 1999 is due to the reduction of debt. Interest income for the six month period ended June 30, 1999 was S38,807 as compared to $62,376 for the respective 1998 period. The decrease in the six month period resulted from the decrease in average cash balance invested in the Vista account.

  b.       Liquidity and Capital Resources

               Cash used in operations for the six months ended June 30, 1999 was $168,887. The increase in inventories of $331,315was offset by an increase in accounts payable and accrued expenses of $327,336.

               Working capital decreased from $2,457,022 at December 31, 1998 to $2,235,014 at June 30, 1999 as a result of the cash required in operating activities.

               At June 30, 1999, the Company's primary sources of liquidity were $1,838,621 in cash, $435,607 in accounts receivable and $910,414.

               Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 1999,

               CAP Communications Ltd. was formed in November 1998 to explore, as an ancillary to beverage sales, the rapidly expanding prepaid phone card market. Within New York City, the bulk of phone cards sales occur within ethnic neighborhoods, with major sales occurring within the Hispanic based communities. Given Capital Beverage's well established position in local Hispanic retail markets and its' connection with the business owners, phone cards may serve as a significant source of new revenues to Capital's expanding beverage sales. The synergism of the two, beer sales and phone cards, may prove to be the catalyst, which sparks continued revenue growth for Capital Beverage. Working in conjunction with Orion Telecommunications Corporation, with offices in New York, Capital Beverage has begun an infrastructure development to explore this new potential market Orion has agreed to provide funding to Capital Beverage which will allow Capital Beverage to determine what course of action to take to make their card a success here in New York.

      c.   Year 2000

               The Company recognizes that a challenging problem exists in that many systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. While the issue is not of significance for the Company because of its minimal reliance on computers, this "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Such failures of third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

PART II - OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Number                  Description

           27          Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL BEVERAGE CORPORATION



Date: August 13, 1999
                                      /s/Carmine N. Stella, President and
                                      Chief Executive Officer,
                                      as  Registrant's duly authorized officer




                                      /s/Carol Russell,
                                      Secretary and Treasurer