Form 10QSB
period 1999-09-30
CAPITAL BEVERAGE CORP
filed 1999-11-12
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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

           YES    X                        NO

   The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 9, 1999 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 1999
                                      INDEX




PART I.           FINANCIAL INFORMATION
                                                                                                 PAGE
Item 1.           Financial Statements (Unaudited)                                              NUMBER

                  Balance Sheet as of September 30, 1999                                               3

                  Statements of Operations for the three-month periods
                    ended September 30, 1999 and 1998 and the nine-month
                    periods ended September 30, 1999 and 1998                                          4

                  Statements of Cash Flows for the nine-month periods
                    ended September 30, 1999 and 1998                                                  5

                  Notes to Financial Statements                                                        6

Item 2.           Management's Discussion and Analysis or Plan of Operation                          7-8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                     9

Signatures                                                                                            10

                          CAPITAL BEVERAGE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                                     September 30,
                                                                                         1999
                                                                                      -----------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash .........................................................................   $ 1,559,772
     Accounts receivable - trade, net of allowance for doubtful accounts of $60,000       683,143
     Inventories ..................................................................       874,055
     Prepaid expenses and other ...................................................       124,756
                                                                                      -----------
         TOTAL CURRENT ASSETS .....................................................     3,241,726

PROPERTY AND EQUIPMENT, less accumulated depreciation of $29,732 ..................        95,339

OTHER ASSETS: .....................................................................          --
     Intangible assets, less accumulated amortization of $600,000 .................     1,000,000
     Deposits .....................................................................         3,290
                                                                                      -----------

                                                                                      $ 4,340,355
                                                                                      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................................   $   373,607
     Accrued expenses and taxes ...................................................       300,613
     Current portion of long-term debt ............................................        72,702
     Accrued dividends on preferred stock .........................................       333,113
                                                                                      -----------
         TOTAL CURRENT LIABILITIES ................................................     1,080,035
                                                                                      -----------
LONG-TERM DEBT ....................................................................       504,432
                                                                                      -----------
STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares (Liquidation value $1,200,000) .....         3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares ..................................         2,379
     Additional paid-in capital ...................................................     5,365,573
     Accumulated deficit ..........................................................    (2,615,064)
                                                                                      -----------
         TOTAL STOCKHOLDERS' EQUITY ...............................................     2,755,888
                                                                                      -----------
                                                                                        4,340,355
                                                                                      ===========

     The accompanying note is an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended September 30, Nine Months Ended September 30,
                                             --------------------------   --------------------------
                                                  1999         1998           1999         1998
                                             -------------------------------------------------------
                                              (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

SALES ....................................   $ 4,030,213    $ 2,255,136    $ 9,391,316    $ 6,967,264

COST OF GOODS SOLD .......................     3,267,224      2,067,401      7,485,265      6,396,070
                                             -----------    -----------    -----------   ------------
GROSS PROFIT .............................       762,989        187,735      1,906,051        571,194
                                             -----------    -----------    -----------   ------------
OPERATING EXPENSES
     Selling and delivery ................       333,081        121,025        694,529        225,677
     General and administrative ..........       509,619        310,975      1,555,403      1,075,439
                                             -----------    -----------    -----------   ------------
                                                 842,700        432,000      2,249,932      1,301,116
                                             -----------    -----------    -----------   ------------
INCOME (LOSS) FROM OPERATIONS ............       (79,711)      (244,265)      (343,881)      (729,922)

INTEREST EXPENSE .........................       (13,544)       (14,217)       (40,381)       (43,653)

INTEREST INCOME ..........................        17,344         29,232         56,151         91,608
                                             -----------    -----------    -----------   ------------
NET INCOME (LOSS) ........................       (75,911)      (229,250)      (328,111)      (681,967)

PREFERRED STOCK DIVIDENDS ................       (21,000)       (21,000)       (63,000)       (63,000)
                                             -----------    -----------    -----------   ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS   $   (96,911) $    (250,250)   $  (391,111) $    (744,967)
                                             ===========    ===========    ===========   ============
LOSS PER  COMMON SHARE - BASIC AND DILUTED   $     (0.04) $       (0.11)   $     (0.16) $       (0.31)
                                             ===========    ===========    ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES .     2,378,409      2,378,409      2,378,409      2,378,409
                                             ===========    ===========    ===========   ============

     The accompanying note is an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                             -------------------------
                                                                1999           1998
                                                             -------------------------
                                                             (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ............................................   $  (328,111)   $  (681,967)
                                                             -----------    -----------
     Adjustments to reconcile net loss to
         net cash used in operating activities:
          Depreciation and amortization ..................       127,841        123,335

     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......      (341,374)       498,468
         (Increase) in inventories .......................      (294,956)      (214,384)
         (Increase) decrease in prepaid expenses .........        31,843       (135,599)
         Decrease in deposits ............................        72,372           --
         Increase in accounts payable and accrued expenses       303,278         69,852
                                                             -----------    -----------
                                                                (100,995)       341,672
                                                             -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ....................      (429,106)      (340,295)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ................................       (49,322)        (4,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in  note payable ...........................       (50,541)       (46,350)
                                                             -----------    -----------
NET DECREASE IN CASH .....................................      (528,969)      (391,376)

CASH - BEGINNING OF PERIOD ...............................     2,088,741      2,843,870
                                                             -----------    -----------
CASH - END OF PERIOD .....................................   $ 1,559,772    $ 2,452,494
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest ..............................   $    40,381    $    43,653
                                                             ===========    ===========
     Cash paid for income taxes ..........................   $       --     $     9,620
                                                             ===========    ===========


     The accompanying note is an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

  RESULTS OF OPERATIONS

           Sales for the nine months ended September 30, 1999 were $9,391,316 as compared to sales of $6,967,264 for the nine months ended September 30, 1998. Sales for the quarter ended September 30, 1999 were $4,030,213 as compared to sales of $2,255,136 for the quarter ended September 30, 1998. The cost of goods sold as a percentage of sales for the nine-month period in 1999 period was 80% as compared to 92% for the comparable 1998 period. The decrease in cost of goods sold as a percentage of sales for the nine months ended September 30, 1999, is due primarily to the additional sales of products from the Pittsburgh Brewery Co., which affords the Company a significantly greater gross margin percentage.

         Selling, general and administrative expenses for the nine-month period ended September 30, 1999 were $2,249,932 as compared to $1,301,116 for the respective 1998 period. The increase in the nine months ended September 30, 1999 results from acquisition expenses as a result of the due diligence process associated with the Pittsburgh Brewery coupled with expansion into new products provided by the Pittsburgh Brewery Co.,certain expenses increased as a result of added warehousing and salespeople salaries, automobile expenses, legal fees, office expenses, repairs and maintenance expenses.

        Interest expense for the nine-month period ended September 30, 1999 was $40,381 as compared to $43,653 for the respective 1998 period. The decrease in the nine-month period ended September 30, 1999 is due to the reduction of debt. Interest income for the nine-month period ended September 30, 1999 was $56,151 as compared to $91,608 for the respective 1998 period. The decrease in the nine-month period resulted from the decrease in average cash balance invested in the Vista account.

      LIQUIDITY AND CAPITAL RESOURCES

               Cash used in operations for the nine months ended September 30, 1999 was $429,106. The increase in inventories of $294,956 was mostly offset by an increase in accounts payable and accrued expenses of $303,278.

               WORKING CAPITAL DECREASED FROM $2,457,022 AT DECEMBER 31, 1998 to $2,161,691 at September 30, 1999 as a result of the net loss of $328,111 for the nine-month period.

               At September 30, 1999, the Company's primary sources of liquidity were $1,559,772 in cash, $683,143 in accounts receivable.

               Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 1999,

               CAP Communications Ltd. was formed in November 1998 to explore, as an ancillary to beverage sales, the rapidly expanding prepaid phone card market. Within New York City, the bulk of phone cards sales occur within ethnic neighborhoods, with major sales occurring within the Hispanic based communities. Given Capital Beverage's well established position in local Hispanic retail markets and its connection with the business owners, phone cards may serve as a significant source of new revenues to Capital's expanding beverage sales. The synergism of the two, beer sales and phone cards, may prove to be the catalyst, which sparks continued revenue growth for Capital Beverage. Working in conjunction with Orion Telecommunications Corporation, with offices in New York, Capital Beverage has begun an infrastructure development to explore this new potential market Orion has agreed to provide funding to Capital Beverage which will allow Capital Beverage to determine what course of action to take to make their card a success here in New York.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

     NUMBER                  DESCRIPTION

          27          Financial Data Schedule

(b)          Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAPITAL BEVERAGE CORPORATION

Date: November 9, 1999              /s/Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer



                                    /s/Carol Russell,
                                       Secretary and Treasurer