Form 10KSB
period 1999-12-31
CAPITAL BEVERAGE CORP
filed 2000-03-29
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

      X   Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1999.

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

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ----

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $12,903,154.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 23, 2000, was approximately $5,439,000.

         Number of shares outstanding of the issuer's Common Stock as of March 24, 2000 was 2,378,409.

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

General

         Capital Beverage Corporation ("Capital" and the "Company") was incorporated under the laws of the State of Delaware on December 5, 1995. In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor ("Pabst Distribution Rights") for certain beer and malt liquor products ("Pabst Products") manufactured by Pabst Brewing Company ("Pabst"). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash at or prior to closing, and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the "Consolidated Notes"). The Consolidated Notes bear interest at 9% per annum, which interest is included in the monthly $10,000 payments. If the Company defaults in payment of any of the Consolidated Notes, such default may result in a re-conveyance of the Pabst Distribution Rights to Consolidated Beverage Corporation.

         On April 30, 1999 Miller Brewing Company acquired certain brands of alcoholic beverage from the Pabst Brewing Company resulting in a new distribution agreement for certain brands held by Capital Beverage. The brands of Olde English and Hamm's are the two brands which Capital now contracts to purchase from the Miller Brewing Company on an exclusive basis.

         On July 18, 1998 and July 30, 1998 Capital Beverage signed two distributor agreements with Pittsburgh Brewing Company ("Pittsburgh") to distribute on an exclusive basis in the entire state of New York, the following brands:

                Brigade, Brigade Light, Brigade Ice, Brigade N/A,
                Prime Time Lager, Prime Time Malt Liquor, Iron City, Iron City Light, Light Twist Acapulco Lime, Iron City

               Twist, Rio Cherry, Old German, Augustiner, Evil Eye Ale, Evil Eye Black Jack, Evil Eye Amber Lager, Evil Eye Honey Brown

         All of the distributor agreements are subject to termination on short notice by the brewers.

         Strategy

         Management of the Company believes it has developed a strategy to effectively market, sell and distribute beer products throughout its marketing territory. This strategy includes plans to expand the Company's customer base and increase sales and marketing efforts. The Company will continue to utilize both "pre-sell" and "driver-sell" sales people to drive distribution. In late 1999 and early 2000 the Company added two additional brands from Pittsburgh. One of those brands, "Night Flight" is owned and brewed by the Company. The Company applied for and received a brewer's permit in mid 1999. As a brewer, the Company has broadened and strengthened its strategic approach to a position as a dominant distribution company. Owning and distributing its own product line allows the Company to somewhat control its own destiny as it seeks to expand its product portfolio.

         In early 2000 the Company has continued to pursue its strategy of building a quality non-alcoholic brand portfolio. The agreement reached with Hansen's Beverage company of California to distribute its product line in the metropolitan New York area is the first major move in this direction.

         The Company will continue to seek other additions to its product lines that compliment the brand portfolio.

Expanding Customer Base

         In 1999 the Company turned the Pittsburgh brand beer "Prime Time" into a well known brand with a substantial customer base in the metropolitan New York area. By mid-year the Company, after obtaining its brewery license, introduced its own brand, "Night Flight" and this brand is steadily growing. In 1999 these brands accounted for over 900,000 case sales (12oz. equivalents)

         The Company has tripled its customer base in the past year and has become an effective alternative for brands seeking distribution in the difficult New York market. The Company will continue to look at products that will compliment its existing brand portfolio and allow for continued growth in its active customer base. To further this growth the Company has initiated a plan to extend its direct distribution operation into the Long Island, New York market.

Sales and Marketing

         The Company employs sales people to obtain new accounts for beer distribution and to increase sales of beverages to existing accounts for such products in their marketing territory. In addition to employing a sales staff, the Company employs sales supervisors who oversee this effort. These supervisors work on execution of the sales and marketing programs of the Company and directly handle key accounts.

         The Company creates promotional materials to assist the distribution and sales effort. In late 1999 the Company added a full time merchandising department to its sales team.

         The Company's sales personnel will continue to receive formal training both at Company and brewery initiated seminars. The Company will continue to utilize the efforts of a training coordinator to conduct seminars on such topics as brewing processes, sales call role playing and time management.

         The supervisors are also responsible for preparing weekly schematics on key store resets (both shelf and cooler) to secure the most visible positions for maximum consumer exposure. Shelf allocations are periodically reviewed under the supervision of the V.P. of Sales and Marketing to assure that space allocations and placement comply with retailer policies, distribution, philosophies and recommendations from suppliers.

         The Company offers bonuses to sales personnel who market and sell additional product to existing customers and maintain established goals on reorders of products. This incentive program is designed to achieve long and steady growth for additional product placements.

         Consistent with the Company's plan to expand its customer base, it expects to incur additional selling and marketing costs of approximately
$150,000 in the next fiscal year. Such estimates have been derived from management's plans and budgets for 2000.


Distribution

         The Company has implemented a strategy to achieve effective distribution of their products in their territory. Under this strategy, the Company acts as an exclusive distributor for its products subject to policies and procedures determined by the brewers so that all orders for products come through the Company. The products are sold into the marketplace in a variety of ways.

         The Company maintains its pre-sell sales force and continues to expand its driver-sell sales force added in 1999 to increase its direct distribution in the entire metropolitan market. Beyond that and because of the size of its territory the Company also relies on independent licensed beverage wholesalers that are responsible for hiring and maintaining their own staffs and trucking fleets to distribute their products to the wholesale and/or retail customers.

         The  Company's   objective  in  utilizing   these  alternate  means  of
distribution to service each sector within the territory is to increase effective sales and distribution efforts.

Advertising

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in various advertising programs established by the breweries. A proposed budget of $.05 per case based upon monthly estimated sales during Fiscal 2000 of 100,000 cases will enable the Company to allocate $5000 per month toward this advertising.

Employees

         As of December 31, 1999, the Company employed a staff of 54, including 2 sales supervisors, 2 sales manager, 30 sales people, and 20 managerial/administrative and distribution employees. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 1999, the Company competed with approximately 7 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Sources of Supply

         In addition to purchasing products directly from Pabst, Miller and Pittsburgh Brewing, the Company intends to purchase products from a number of nationally known beer and beverage companies. Since there are other manufacturers of alcoholic and nonalcoholic products sold by the Company, the Company does not anticipate difficulty in obtaining such products if its relationship with one or more of its suppliers terminates. Management of the Company believes that except for Miller and Pittsburgh, the loss of any supplier will not adversely affect the Company's business. Termination of the Company's Distributorship Agreement with Miller and/or Pittsburgh could have a materially adverse effect on the business of the Company.

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

Item 2.  PROPERTIES.

         The Company leases two locations in the Bronx. The main office and picking location for products are at 1111 E. Tremont Avenue. There is approximately 10,000 sq. ft. of usage at this location at a cost of $4,000 per month. The lease on this location is with East Tremont Partners. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         The Company also leases space for additional storage at 425 Devoe Avenue. The premise has approximately 15,000 sq. ft. which cost the Company $7,000 per month. Management believes that the rent paid by it under this lease is also less than the fair market value of similar premises within the area in which such premises are located.

         Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

Item 3. LEGAL PROCEEDINGS.

         Management is not aware of any material legal proceedings pending against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

         (a) On November 22, 1999, the Company held its annual meeting of Shareholders.

         (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                               FOR                       AGAINST

Carmine Stella              2,322,559                    51,400
Carol Russell               2,324,159                    49,800
Robert A. Vessa             2,324,159                    49,800
Dawn A. Collins             2,320,059                    53,900
Joseph M. Luzzi             2,322,559                    51,400

         (c) At said meeting 2,357,009 shares of Common Stock were voted in favor of, 9,550 shares of Common Stock were voted against and 7,400 shares of Common Stock abstained to a proposal to ratify the appointment of Feldman Sherb Horowitz & Co. to serve as the independent certified public accountants for the 2000 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Units, Common Stock and Class A Warrants commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbols "CBEVU," "CBEV" and "CBEVW," respectively. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market. The Company's Units were de-listed from trading on August 29, 1997

         The following table indicates the high and low prices for the Company's Units, Common Stock and Class A Warrants for the period from July 17, 1997 to December 31, 1999 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

1997 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    DID NOT TRADE
Second Quarter                                   DID NOT TRADE
Third Quarter                                    8 3/8        4 3/8
Fourth Quarter                                   6 1/2        5



1998 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    7            4.5
Second Quarter                                   7.47         6.37
Third Quarter                                    7.5          4.87
Fourth Quarter                                   6            4.5


1999 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    6.688        4.813
Second Quarter                                   8.563        3.00
Third Quarter                                    3.750        2.063
Fourth Quarter                                   5.00         2.50

Class A Warrants

1997 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    DID NOT TRADE
Second Quarter                                   DID NOT TRADE
Third Quarter                                    3 3/8        3/4
Fourth Quarter                                   1 7/8        7/8

1998 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    1.62         .62
Second Quarter                                   2.94         1.12
Third Quarter                                    3            1
Fourth Quarter                                   2            .75


1999 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                                 High         Low
                                                 ----         ---
First Quarter                                    2.125        1.00
Second Quarter                                   2.750        .750
Third Quarter                                    .938         .500
Fourth Quarter                                   1.125        .375


         On March 23, 2000 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $2.875. On March 23, 2000 the closing price for the
Class A Warrant reported on NASDAQ SmallCap was $.50. On March 23, 2000 there were 15 holders of record of Common Stock.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The  following  discussion  and  analysis  provides  information  which management  believes is  relevant  to an  assessment  and  understanding  of the
Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Year ended December 31, 1999 ("Fiscal 1999") as compared to year ended December 31, 1998 ("Fiscal 1998")

         Net sales for the year ended December 3 1, 1999 were $12,903,154, reflecting an increase of $4,330,169 or 50% from the $8,572,985 of net sales for the year ended December 31, 1998.

         Net sales for 1999 were favorably impacted primarily for the following two (2) reasons:

         1. The impact of the distribution of new products from the Pittsburgh Brewing Company as well as management decisions to directly brew its own brand of beer (Night Flight), and
         2. The added territory associated with the distribution of these new products give Capital a larger customer base.

         Cost of sales was $10,428,057 or 81 % of net sales for fiscal 1999, as compared to $7,984,408 or 93% of net sales for fiscal 1998. The increase in dollar terms, of $2,443,649 in cost of sales from 1998 to fiscal 1999 reflects the significantly higher net sales in fiscal 1999 as compared to fiscal 1998.

         The company's gross margin was $2,475,097 or 19% of net sales, in 1999 as compared to $588,577 or 7% of net sales in fiscal 1998. The increase in gross margin is due to the new product lines associated with distribution agreements with the Pittsburgh Brewing Company, Capital's exclusive control of distribution over the labels from Pittsburgh as well as its new and present ability to brew its own brand called "Night Flight."

         Selling and delivery expenses were $1,025,068 in fiscal 1999 as compared to $310,410 for fiscal 1998 reflecting an increase of $714,658. This increase is primarily due to the implementation of a driver sales force in the first quarter of 1999 which significantly expanded our distribution territory.

         General and administrative expenses were $2,140,674 for fiscal 1999 as compared to $1,518,959 for fiscal 1998. This represents an increase of $621,715 or 41% from fiscal 1998. This increase is due primarily to the following factors: (1) additions to both labor and space which were required in our warehousing department to handle the incremental sales volume recorded in fiscal 1999, and (2) the additional professional fees and travel expenses that were incurred by the due diligence process conducted in association with the potential acquisition of the Pittsburgh Brewing Company.

         CAP Communications Ltd. ("CAPCOM") was formed in November 1998 to explore, as an ancillary to beverage sales, the rapidly expanding prepaid phone card market. Working in conjunction with Orion Telecommunications Corporation ("OTC"), with offices in New York, Capital Beverage began an investigation of this new potential market. OTC provided funding to Capital Beverage to determine the parameters required to make OTC phone cards a success here in New York.

         CAPCOM generated over $645,000 in phone card revenues during this one-year study. It became obvious that CAPCOM's success was predicted on shifting from direct retail sale marketing to wholesale distribution. This distribution program would be aimed at major phone card distributors with an established sales network and to major companies with a strong retail base.

         CAPCOM also determined that three components were necessary for OTC to be successful. OTC had to operate their own switches, control their own customer service and provide a line of credit to major wholesale phone card distributors with whom CAPCOM would be doing business. OTC immediately implemented each of these programs.

         As a result of the study and modifications in OTC's operation, CAPCOM has entered into an agreement with OTC to open a wholesale distribution center in Bayside, New York for distribution of OTC cards to CAPCOM wholesale distributors. Management has estimated that sales will increase dramatically for the year 2000 due to these new changes implemented.

Material Change in Financial Condition, Liquidity and Capital Resources

         The Company's working capital decreased from $2,457,022 at December 31, 1998 to $1,812,050 at December 31, 1999. The decrease of $644,972 was due to direct result of the 1999 losses incurred in operations.

         At December 31, 1999, the Company's primary resources of liquidity were $897,934 in cash, $703,597 in accounts receivable and $956,654 in inventories.



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

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

          Name                Age       Position Held

    Carmine N. Stella          48       President, Chief Executive Officer,
                                        Chairman of the Board of Directors

    Robert A. Vessa            49       Director

    Anthony Stella             49       Vice President of Sales and Marketing,
                                        Director

    Carol Russell              44       Secretary, Treasurer and Director

    Dawn A. Collins            31       Director

    Joseph M. Luzzi            52       Director
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

         Robert A. Vessa - Mr. Vessa has been a Director of the Company since October 29, 1997. From 1984, Mr. Vessa has acted as Business Affairs Coordinator and a member of the Board of Directors of the Empire State Beer Distributors Association. Mr. Vessa received a B.B.A. degree in Marketing and Advertising from Bernard M. Baruch College, City University of New York in 1973.

         Anthony Stella. - Mr. Stella has served as Vice President - Sales and Marketing and an employee of the Company since inception. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service, Inc. and College Point Beer Distributors over the past 15 years . Anthony Stella is the brother of Carmine Stella.

         Carol Russell - Mrs. Russell has served as Secretary, Treasurer and a Director of the Company since February 1996. From 1991 Mrs. Russell has also served as Controller and Operations Manager of VSI from 1991 to the present. Mrs. Russell graduated from Central Commercial High School in New York City in 1973.

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

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal year ending December 31, 1999.
                           Summary Compensation Table

                                        Annual Compensation Awards                   Long-Term Compensation
-------------------------------------------------------------------                  ----------------------
        (a)                         (b)       (c)                  (d)                     (e)                   (f)

                                                              Other Annual               Restricted          Stock Option
Name and Principal Position         Year    Salary            Compensation               Award                  Grants
-------------------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   1999    $302,642.96           -0-                       -0-                   -0-
President, Chief Executive Officer, 1998    $307,799.19           -0-                       -0-                   -0-
Chairman of the Board               1997    $291,763.68           -0-                       -0-                   -0-


Anthony Stella                      1999    $171,528.96           -0-                       -0-                   -0-
Vice President of Sales             1998    $175,579.19           -0-                       -0-                   -0-
and Managing Director               1997    $161,648.68           -0-                       -0-                   -0-


Carol Russell                       1999     $ 88,000.44          -0-                       -0-                   -0-
                                    1998     $112,115.67          -0-                       -0-                   -0-
                                    1997     $105,846.24          -0-                       -0-                   -0-

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                      Option/SAR Grants In Last Fiscal Year

Name                             Number of Securities         Percent of Total         Exercise or
----                                 Underlying          Options/SARS Granted to       Base Price
                                 Options/SARS Granted   Employees in Fiscal Year        ($/Sh)        Expiration Date
                                         (#)
                                 --------------------   ------------------------     ------------    ---------------

Carmine Stella                          25,000                     14.2%                 $3.50/sh           12/31/04
Anthony Stella                          25,000                     14.2%                 $3.50/sh           12/31/04
Carol Russell                           25,000                     14.2%                 $3.50/sh           12/31/04

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

         Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

                      Shares                                Number of Securities           Value of Unexercised in the Money
                    Acquired on     Value Realized         Underlying Unexercised                   Options/SARs at
      Name        Exercise (#)(1)        $                Options/SARS at FY-End (#)                 FY-End ($) (2)
      ----        ---------------   --------------        --------------------------       ---------------------------------

                                                         Exercisable     Unexercisable        Exercisable       Unexercisable
                                                         -----------     -------------        -----------       -------------
                        -0-             -0-                 -0-               -0-                 -0-                -0-

                                       13

         Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Employment Agreements

      The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance. The contract was renewed for another three years and will expire October, 2003. There were no changes made to the original contract.

Stock Option Plans and Agreements

      The Company's 1996 Incentive Stock Option Plan was approved by the Board of Directors and holders of Common Stock of the Company on June 19, 1996 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 350,000 shares of Common Stock has been authorized and reserved for issuance under the 1996 Incentive Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. 175,000 options have been granted under the Company's 1996 Incentive Stock Option Plan. The 1996 Incentive Stock Option Plan will be administered by the Compensation Committee, which has the sole authority to interpret the 1996 Incentive Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 1996 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1996 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment. If an optionee dies holding options that were not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth as of March 23, 2000, certain information with respect to the beneficial ownership of Common Stock and Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


Name and Address of      Shares of Common      Percentage (%) of
Beneficial Owner(1)      Stock Owned           Common Stock
-------------------      ----------------      -----------------
Carmine Stella(2)           409,091                 17.2%
Anthony Stella(3)            77,273                  3.3%
Carol Russell                  0                      0
Dawn Collins                   0                      0
Joseph Luzzi                   0                      0
Robert Vessa                   0                      0
All officers and
directors as a group
six (6) persons)            486,364                 20.5%

------------------
(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 1111 East Tremont Avenue, Bronx, New York 10460.
(2) Does not include (i) 300,000 shares of Common Stock that may be acquired by Mr. Stella upon conversion of the 300,000 shares of Series B Preferred Stock that were issued to Mr. Stella upon consummation of the Merger; or
     (ii) 333,600 shares of Common stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.
(3) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

         The Company leases two locations in the Bronx. The main office and picking location for products are at 1111 E. Tremont Avenue. There is approximately 10,000 sq. ft. of usage at this location at a cost of $4,000 per month. The lease on this location is with East Tremont Partners. East Tremont Partners is a New York partnership in which Mr. Stella holds a one-sixth interest. Management of the Company believes that the rent paid by the Company under this lease is less than what it would be required to pay for similar premises within the area in which the Company's administrative offices are located.

         In 1999 the Company's recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. Such services amounted to $63,814.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM     A.                EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                      INDEX

                                                                        Page
                                                                       Number
                                                                    ------------
INDEPENDENT AUDITORS' REPORT                                               F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

      Balance Sheet                                                        F - 3

      Statements of Operations                                             F - 4

      Statements of Stockholders' Equity                                   F - 5

      Statements of Cash Flows                                             F - 6

      Notes to Financial Statements                               F - 7 - F - 12

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

         We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation and Subsidiary as of December 31, 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                           /s/Feldman Sherb Horowitz & Co, P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
March 8, 2000

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999


                                     ASSETS

CURRENT ASSETS:

  Cash                                                       $          897,934
  Accounts receivable - net of allowance for doubtful
    accounts of $60,000                                                 703,597
  Inventories                                                           956,654
  Prepaid expenses and other current assets                             135,098
                                                                  --------------
TOTAL CURRENT ASSETS                                                  2,693,283

PROPERTY AND EQUIPMENT                                                   91,558

DISTRIBUTION LICENSE                                                    960,000

OTHER ASSETS                                                             39,857
                                                                  --------------

                                                             $        3,784,698
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                           $          284,034
  Accrued expenses and taxes                                            162,438
  Current portion of long-term debt                                      74,292
  Current portion of capital lease obligations                            6,356
  Accrued dividends on preferred stock                                  354,113
                                                                  --------------
TOTAL CURRENT LIABILITIES                                               881,233


CAPITAL LEASE OBLIGATIONS                                                27,278

LONG-TERM DEBT                                                          485,252

STOCKHOLDERS' EQUITY:

  7% Cumulative Series B Preferred Stock, par value $.01;
    issued and outstanding 300,000 shares
    (Liquidation value $1,200,000)                                        3,000
  Common stock, $ .001 par value; authorized 20,000,000 shares;
    issued and outstanding 2,378,409 shares                               2,379
  Additional paid-in capital                                          5,365,573
  Accumulated deficit                                                (2,980,017)
                                                                  --------------
TOTAL STOCKHOLDERS' EQUITY                                            2,390,935
                                                                  --------------
                                                            $         3,784,698
                                                                  ==============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                  -----------------------------
                                                       1999             1998
                                                  ------------     ------------


NET SALES                                         $ 12,903,154     $  8,572,985

COST OF SALES                                       10,428,057        7,984,408
                                                  ------------     ------------
GROSS PROFIT                                         2,475,097          588,577
                                                  ------------     ------------

COSTS AND EXPENSES:

     Selling and delivery                            1,025,068          310,410
     General and administrative                      2,140,674        1,518,959
                                                  ------------     ------------
                                                     3,165,742        1,829,369
                                                  ------------     ------------

LOSS FROM CONTINUING OPERATIONS                       (690,645)      (1,240,792)

INTEREST EXPENSE                                       (53,385)         (57,522)

INTEREST INCOME                                         71,966          116,790
                                                  ------------     ------------

NET LOSS FROM CONTINUING OPERATIONS                   (672,064)      (1,181,524)

LOSS FROM DISCONTINUED OPERATIONS                         --               --
                                                  ------------     ------------

NET LOSS                                              (672,064)      (1,181,524)

PREFERRED STOCK DIVIDENDS                              (84,000)         (84,000)
                                                  ------------     ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS        $   (756,064)    $ (1,265,524)
                                                  ============     ============

LOSS PER SHARE - BASIC AND DILUTED                $      (0.32)    $      (0.53)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                          2,378,409        2,378,409
                                                  ============     ============











                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                        Preferred Stock     Common Stock      Additional                      Total
                                        ---------------  ------------------     Paid-In   Accumulated     Stockholders'
                                         Shares  Amount    Shares    Amount     Capital     Deficit          Equity
                                        ------- -------  ---------- -------  ----------- -------------- ---------------

Balance December 31, 1998               300,000 $ 3,000   2,378,409 $ 2,379 $ 5,365,573  $   (958,429)  $ 4,412,523

Net loss - restated                        -       -           -       -           -       (1,181,524)   (1,181,524)

Dividends payable to preferred
 shareholders                              -       -           -       -           -          (84,000)      (84,000)
                                        ------- -------  ---------- -------  ----------- -------------- ---------------
Balance December 31, 1998 - restated    300,000   3,000   2,378,409   2,379   5,365,573    (2,223,953)    3,146,999

Net loss                                   -       -           -       -           -         (672,064)     (672,064)

Dividends payable to preferred
 shareholders                              -       -           -       -           -          (84,000)      (84,000)
                                        ------- -------  ---------- -------  ----------- -------------- ---------------
Balance December 31, 1999               300,000 $ 3,000   2,378,409 $ 2,379 $ 5,365,573  $ (2,980,017)  $ 2,390,935
                                        ======= =======  ========== =======  =========== ============== ===============












                See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS



                                                       Year Ended December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                           $ (672,064) $   (1,181,524)
                                                     -----------    -----------
   Adjustments to reconcile net loss
    to net cash used in operating activities:
   Depreciation and amortization                        171,032         164,925
   Increase in net assets - discontinued operations        --             --

   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         (361,828)         441,331
    Increase in inventories                           (377,555)        (152,809)
   (Increase) decrease in prepaid expenses              21,501         (147,051)
    Decrease in other assets                            35,805            --
   (Decrease) increase in accounts payable and
    accrued expenses                                    75,530          275,206
                                                     -----------    -----------
                                                      (435,515)         581,602
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES               (1,107,579)        (599,922)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of equipment                               (10,203)          (8,726)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments of capital lease
   obligations                                          (4,894)           --
  Distributions to stockholders                           --            (84,000)
  Payments of long-term debt                           (68,131)         (62,481)
                                                     -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                  (73,025)        (146,481)
                                                     -----------    -----------
DECREASE IN CASH                                    (1,190,807)        (755,129)

CASH - BEGINNING OF YEAR                             2,088,741        2,843,870
                                                     -----------    -----------
CASH - END OF YEAR                                 $   897,934      $ 2,088,741
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

  Cash paid for interest                           $    53,299      $    57,522
                                                     ===========    ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

  Capital lease obligations                        $    38,388      $     --
                                                     ===========    ===========


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

         REVENUE RECOGNITION - Wholesale sales are recognized at the time goods are shipped. Revenue on prepaid phone cards is recognized when the end user utilizes calling time and upon expiration of such card.

         LOSS PER COMMON SHARE - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

         NEW ACCOUNTING PRONOUNCEMENTS - The Company will adopt Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), " Accounting for Derivative Instruments and Hedging Activities" for the year ended December 31, 1999. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

3.       DISTRIBUTION LICENSE

         The Company has acquired an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement. The Company paid $1,600,000, of which $800,000 was paid at the closing and the balance in a note payable in 120 monthly installments of $10,000 each, inclusive of interest at 9% per annum.

         Maturities of the notes over the next five years are: 2000 - $74,292; 2001 - $81,011; 2002 - $88,338; 2003 - $96,327; 2004 - $105,038.

4.       WARRANTS

         In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and one half Class A Redeemable Common Stock Purchase Warrant. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 and expire on July 16, 2002. The warrants are redeemable by the Company at $.001 per warrant under terms as defined in the warrant agreement. At December 31, 1999, 1,659,000 Class A warrants were issued and outstanding.

         The Company issued a unit purchase warrant to the underwriter for $100, enabling the underwriter to purchase up to 80,000 units at an exercise price of at least 120 percent of the initial offering price of the units. The Company has reserved 120,000 shares of Common Stock to cover the exercise of such warrant.

5.       INCOME TAXES

         At December 31, 1999, the Company had a net operating loss carryover of $2,500,000 available as offsets against future taxable income, if any, which expire at various dates through 2014.The Company has a deferred tax asset of $1,000,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:

                                                                      Year Ended December 31,

                                                            -------------------------------------------
                                                                   1999                     1998
                                                            ------------------       ------------------
Computed expected income tax (benefit)                 $             (270,000)  $             (473,000)
Non-deductible items                                                    20,000                   17,000
Temporary differences                                                  (2,000)                  (2,000)
Benefits not recorded                                                  252,000                  458,000
                                                            ------------------       ------------------
                                                       $                     -  $                     -
                                                            ==================       ==================

6.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31, 1999:

Leasehold improvements                     $                  60,000
Computer equipment                                            16,418
Machinery and equipment                                       48,654
                                                --------------------
                                                             125,072

Less accumulated depreciation                               (33,514)
                                                --------------------
                                           $                  91,558
                                                ====================

         The Company has machinery and equipment under capital leases of $38,388.

7.       CAPITAL LEASE OBLIGATIONS

         The  Company  has  various   capital   lease   obligations   which  are
         collateralized by equipment. Interest rates under the agreements are 7.6%, with monthly principal and interest payments of $700.

         Future minimum lease payments and the present value of the minimum lease payments under the noncancellable capital lease obligations as of December 31, 1999 are as follows:

2000                                                    $                  9,098
2001                                                                       9.098
2002                                                                       9,098
2003                                                                       8,881
2004                                                                       2,802
                                                              ------------------
Total future minimum lease payments                                       38,977
Less amounts representing interest                                         5,343
                                                              ------------------
Present value of minimum lease payments                                   33,634
Less current maturities                                                    6,356
                                                              ------------------
Total long - term obligations                           $                 27,278
                                                              ==================

         At December 31, 1999 property and equipment includes equipment under capital lease obligations with a total cost of $38,388 and accumulated amortization of $4,478.

8.       LEASE COMMITMENTS

         The Company renegotiated the lease of its warehouse and administrative facilities in April 1998 thereby reducing its monthly rental payments from $10,000 to $4,000 for the remainder of its lease term, which expires in 2001. A principal shareholder in the company has a one-sixth interest in the lessor. Additional warehouse space was acquired from a customer on a month-to-month basis commencing October 1998. Rental payments of $7,000 per month are offsettable against amounts due from the customer until the balance is liquidated. In November 1999 the Company agreed to pay $4,000 per month, and the remaining $3,000 will be offsettable against amounts due from the customer. Rent expense for 1999 and 1998 was $107,258 and $83,000, respectively.

9.       CONCENTRATION OF CREDIT RISK

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

10.      MAJOR CUSTOMER AND SUPPLIER INFORMATION

         Sales to a single customer in 1999 and 1998 were 14% and 13% of net sales, respectively. Purchases of Pabst products were approximately $3,000,000 and $3,200,000 in 1999 and 1998, respectively.

11.      RELATED PARTY TRANSACTION

         The Company's carting and recycling services are provided by an entity whose principle shareholder is also a director of the Company. Such services approximated $63,000 in 1999 and $200,000 in 1998.

12.      EMPLOYMENT AGREEMENT

         The Company has an agreement for the services of an officer of the Company as President and Chief Executive Officer ("CEO"). The agreement expires on October 2003 and provides for base compensation of $300,000 per year payable in equal weekly payments. The agreement also provides for participation in whatever executive stock option plan is agreed upon by the board of directors, the use of a luxury car, health and welfare coverage for the officer and his family, coverage and benefit of pension plan in the event that a plan is approved by the board of directors, reimbursement of all expenses reasonably incurred in the performance of duties under the agreement, four weeks paid vacation annually, six paid personal days and sick days in keeping with the Company's policy regarding executives, four weeks paid leave of absence and if the Company ceases employment for any reason, the officer will receive four weeks pay for each year of service with the Company. Such payment will be pro-rated for the portion of the final year of service.

13.      STOCK OPTIONS

         The Company's 1996 Incentive Stock Option Plan (the "Plan") was approved by the Board of Directors and holders of Common Stock of the Company on June 19, 1996 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 350,000 shares of Common Stock has been authorized and reserved for issuance, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Plan will be administered by the Compensation Committee, which has the sole authority to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted provided that, (i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution.

         On December 30, 1999, 175,000 options were granted. In 1999, had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                   As          Pro
                                                 Reported     Forma

                                                ----------  ----------

Net loss                                        ($672,064)   ($993,662)
Basic and diluted net loss per share            ($0.32)      ($0.42)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999; dividend yield 0%, expected volatility 50%, risk-free interest rate 7.00%, expected lives in years 5.

The weighted average fair value of stock options granted during the year ended December 31, 1999 was $3.50. No employee stock options were granted in 1998.

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

(B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this ___ day of March, 2000.

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



/S/ CARMINE STELLA                  Chief Executive Officer,      March 29, 2000
--------------------------          President and Chairman of
                                    the Board of Directors

/S/ ROBERT VESSA                    Director                      March 29, 2000
--------------------------
Robert Vessa

 /S/CAROL RUSSELL                   Secretary and Treasurer       March 29, 2000
-----------------------------       and Director
Carol Russell

/S/ DAWN COLLINS                    Director                      March 29, 2000
-----------------------------
Dawn Collins

/S/ JOSEPH LUZZI                    Director                      March 29, 2000
-----------------------------
Joseph Luzzi

/S/ ANTHONY STELLA                  Vice President of Sales       March 29, 2000
-----------------------------       and Marketing Director
Anthony Stella