Form 10QSB
period 2000-03-31
CAPITAL BEVERAGE CORP
filed 2000-05-16
CIK 1020186

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                           --------

                         Commission file number: 0-13181
                                                 -------

                          CAPITAL BEVERAGE CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                          13-3878747
                  --------                          ----------
           State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization          Identification No.)

                 1111 East Tremont Avenue, Bronx, New York 10460
                 -----------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (718) 409-2337
                                 --------------
               (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X                        No
                -----------

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 15, 2000 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                 March 31, 2000

                                      INDEX
                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

               Balance Sheet as of March 31, 2000                             3

               Statement of Operations for the three-months
                  ended March 31, 2000 and 1999                               4

               Statement of Cash Flows for the three-months
                  ended March 31, 2000 and 1999                               5

         Note to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis or Plan of Operations          7-8


PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                     9

Signatures                                                                   10

                          CAPITAL BEVERAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
     Cash                                                            $  781,107
     Accounts receivable - trade,
      net of allowance for doubtful accounts of $75,000                 892,360
     Inventories                                                      1,309,970
     Prepaid expenses and other                                         173,487
                                                                     -----------
         TOTAL CURRENT ASSETS                                         3,156,924

PROPERTY AND EQUIPMENT, less accumulated depreciation of $37,638        107,982

OTHER ASSETS:
     Intangible assets, less accumulated amortization of $680,000       920,000
     Deposits                                                             3,290
                                                                     -----------
                                                                     $4,188,196
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $  949,333
     Accrued expenses and taxes                                         175,527
     Current portion of long-term debt                                   75,918
     Current portion of capital lease obligations                         6,472
     Accrued dividends on preferred stock                               375,113
                                                                     -----------
         TOTAL CURRENT LIABILITIES                                    1,582,363
                                                                     -----------

CAPITAL LEASE OBLIGATIONS                                                45,793

LONG-TERM DEBT                                                          465,652


STOCKHOLDERS' EQUITY:
  7% Cumulative Series B Preferred Stock,
   par value $.01; issued and outstanding
   300,000 shares (Liquidation value $1,200,000)                          3,000
  Common stock, $ .001 par value; authorized 20,000,000 shares;
   issued and outstanding 2,378,409 shares                                2,379
  Additional paid-in capital                                          5,365,573
  Accumulated deficit                                                (3,276,564)
                                                                     -----------
         TOTAL STOCKHOLDERS' EQUITY                                   2,094,388
                                                                     -----------
                                                                     $4,188,196
                                                                     ===========

                The accompanying note is an integral part of the
                             financial statements.

                           CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000              1999
                                                    ----------------------------
                                                    (Unaudited)      (Unaudited)


SALES                                                $ 4,070,820    $ 1,994,222

COST OF GOODS SOLD                                     3,477,796      1,628,903
                                                      -----------    ----------

GROSS PROFIT                                             593,024        365,319
                                                      -----------    ----------

OPERATING EXPENSES
     Selling and delivery                                375,758        158,213
     General and administrative                          491,183        478,691
                                                      -----------    ----------
                                                         866,941        636,904
                                                      -----------    ----------

LOSS FROM OPERATIONS                                    (273,917)      (271,585)

INTEREST EXPENSE                                         (12,729)       (13,516)

INTEREST INCOME                                           10,670         20,247
                                                       -----------    ----------

NET LOSS                                                (275,976)      (264,854)

PREFERRED STOCK DIVIDENDS                                (21,000)       (21,000)
                                                        ----------    ----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $  (296,976)   $  (285,854)
                                                       ===========    ==========

LOSS PER  COMMON SHARE - BASIC AND DILUTED           $     (0.12)   $     (0.12)
                                                       ===========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES .             2,378,409       2,378,409
                                                       ===========    ==========











                The accompanying note is an integral part of the
                             financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2000         1999
                                                    ----------------------------
                                                       (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $ (275,976)   $ (264,854)
                                                       ----------     ----------
 Adjustments  to  reconcile  net
  loss to net cash (used in) provided by operating activities:

 Depreciation and amortization                            44,124        41,634

 Changes in assets and liabilities:
  Increase in accounts receivable                       (188,763)      (23,592)
  Increase (decrease) in inventories                    (353,316)      113,905
  Increase (decrease) in prepaid expenses                (38,389)       20,887
  Decrease in other assets                                36,567          --
  Increase in accounts payable and accrued expenses      678,446       172,346
                                                       ----------    ----------
                                                         178,669       325,180
                                                       ----------    ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (97,307)       60,326
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                       --          (8,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital lease obligations          (1,546)         --
 Decrease in  note payable                               (17,974)      (16,484)
                                                        ----------    ---------
NET CASH USED IN BY FINANCING ACTIVITIES                 (19,520)      (16,484)
                                                        ----------    ---------

NET (DECREASE) INCREASE IN CASH                         (116,827)       35,456

CASH - BEGINNING OF PERIOD                               897,934     2,088,741
                                                       ----------    ----------

CASH - END OF PERIOD                                  $  781,107    $2,124,197
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                           $   12,727    $   13,516
                                                       ==========    ==========

     Cash paid for income taxes                       $   30,727    $     --
                                                       ==========    ==========











                      The accompanying note is an integral
                       part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

         Statements in this Form 1O-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward- looking statements contained erein are also subject generally to other risks and unc ertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

         Results of Operations

         Sales for the three months ended March 31, 2000 were $4,070,820 as compared to sales of $1,994,222 for the three months ended March 31, 1999. The increase in the three months ended March 31, 2000 resulted from the addition of the popular Heineken brand. The cost of goods sold as a percentage of sales for the three-month period in 2000 was 85% as compared to 82% for the comparable 1999 period. The increase in cost of goods sold as a percentage of sales for the three months ended March 31,2000, is due primarily to the addition of the Heineken brand which sold as a lead item at a lower gross margin than products in our primary brand portfolio.

         Selling, general and administrative expenses for the three-month period ended March 31, 2000 were $866,941 as compared to $636,904 for the respective 1999 period. The increase in the three months ended March 31, 2000 results from the increased cost to deliver the substantially higher sales generated in this period.

         Interest expense for the three-month period ended March 31,2000 was $12,729 as compared to $13,516 for the respective 1999 period. The decrease in the three-month period ended March 31,2000 is due to the reduction of debt. Interest income for the three-month period ended March 31, 2000 was $10,670 as compared to $20,247 for the respective 1999 period. The decrease in the three-month period resulted from the decrease in average cash balance invested in the Vista account.

         Liquidity and Capital Resources

         Cash used in operations for the three months ended March 31, 2000 was $97,307. The increase in inventories of $353,316 was offset by an increase in accounts payable and accrued expenses of $678,446.

         Working  capital   decreased  from  $1,812,050  at December 31, 1999 to
         1,574,561 at March 31, 2000 as a result of the losses incurred in operations.

         At March 31, 2000,  the Company's  primary   sources of liquidity  were
         $781,107 in cash, $892,360 in accounts receivable and $1,309,970 in inventories.

         Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2000.

PART II - OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS
             -----------------

                     Not applicable

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
             -----------------------------------------

                     Not applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES
             -------------------------------

                     Not applicable

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

                    Not applicable

Item 5.      OTHER INFORMATION
             -----------------

                    Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

                    (a)      Exhibits:

                   Number    Description

                    27       Financial Data Schedule

                    (b)      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL BEVERAGE CORPORATION



Date: May 15, 2000                     /s/Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer



                                       /s/Carol Russell,
                                       Secretary and Treasurer