Form 10QSB
period 2000-06-30
CAPITAL BEVERAGE CORP
filed 2000-08-17
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                         For Quarter Ended June 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ to -------------

                         COMMISSION FILE NUMBER: 0-13181


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

             YES    X                        No
                -----------

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 16, 2000 was 2,378,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB

                                  June 30, 2000

                                      INDEX

                                                                            PAGE
                                                                          NUMBER

PART I.      FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited)

                     Balance Sheet as of June 30, 2000                       F-2

                     Statement of Operations for the six-months
                        ended June 30, 2000 and 1999                         F-3

                     Statement of Cash Flows for the six-months
                        ended June 30, 2000 and 1999                         F-4

             Note to Financial Statements                                    F-5

Item 2.      Management's Discussion and Analysis or plan of operations     F6-7

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                                F-8

Signatures                                                                   F-9

Financial Data Schedule                                                     F-10

                          CAPITAL BEVERAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $   979,751
     Accounts receivable -
       trade, net of allowance for doubtful accounts of $45,000         985,834
     Inventories                                                        958,777
     Prepaid expenses and other                                         191,574
                                                                     -----------
         TOTAL CURRENT ASSETS                                         3,115,936

PROPERTY AND EQUIPMENT,
       less accumulated depreciation of $42,447                         103,174

OTHER ASSETS:
     Intangible assets, less accumulated amortization of $680,000       880,000
     Other assets                                                         3,290
                                                                    ------------

                                                                   $  4,102,400
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    876,895
     Accrued expenses and taxes                                         207,977
     Current portion of long-term debt                                   77,576
     Current portion of capital lease obligations                         8,882
     Accrued dividends on preferred stock                               396,113
                                                                    ------------
         TOTAL CURRENT LIABILITIES                                    1,567,443
                                                                    ------------

CAPITAL LEASE OBLIGATIONS                                                40,917

LONG-TERM DEBT                                                          445,626

STOCKHOLDERS' EQUITY:
     7% Cumulative Series B Preferred Stock, par value $.01;
         issued and outstanding 300,000 shares
           (Liquidation value $1,200,000)                                 3,000
     Common stock, $ .001 par value; authorized 20,000,000 shares;
         issued and outstanding 2,378,409 shares                          2,379
     Additional paid-in capital                                       5,365,573
     Accumulated deficit                                             (3,322,538)
                                                                    ------------
         TOTAL STOCKHOLDERS' EQUITY                                   2,048,414
                                                                    ------------

                                                                  $   4,102,400
                                                                    ============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended June 30,                     Six Months Ended June 30,
                                                 ----------------------------------------------   ----------------------------------
                                                     2000                     1999                    2000                     1999
                                                 -----------------------------------------------------------------------------------
                                                   (Unaudited)            (Unaudited)              (Unaudited)           (Unaudited)


SALES                                            $   4,614,009           $   3,366,881          $   8,684,829         $   5,361,103

COST OF GOODS SOLD                                   3,749,819               2,589,138              7,227,615             4,218,041
                                                 -------------           -------------          --------------         -------------

GROSS PROFIT                                           864,190                 777,743              1,457,214             1,143,062
                                                 -------------           -------------          --------------         -------------

OPERATING EXPENSES

     Selling and delivery                              408,899                 203,235                784,657               361,448
     General and administrative                        476,256                 567,093                967,439             1,045,784
                                                 -------------           -------------          --------------         -------------
                                                       885,155                 770,328              1,752,096             1,407,232
                                                 -------------           -------------          --------------         -------------

LOSS FROM OPERATIONS                                   (20,965)                  7,415               (294,882)             (264,170)

INTEREST EXPENSE                                       (12,569)                (13,321)               (25,298)              (26,837)

INTEREST INCOME                                          8,560                  18,560                 19,230                38,807
                                                 -------------           -------------          --------------         -------------

NET LOSS                                               (24,974)                (52,846)              (300,950)             (252,200)

PREFERRED STOCK DIVIDENDS                              (21,000)                (21,000)               (42,000)              (42,000)
                                                 -------------           -------------          --------------         -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS       $     (45,974)          $     (73,846)         $    (342,950)        $    (294,200)
                                                 ==============          ==============         ==============         =============

LOSS PER  COMMON SHARE - BASIC AND DILUTED       $       (0.02)          $       (0.03)         $        (0.14)       $       (0.12)
                                                 ==============          ==============         ==============         =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             2,378,409               2,378,409               2,378,409             2,378,409
                                                 ==============          ==============         ==============         =============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             2000         1999
                                                       ------------- -----------
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (300,950) $ (252,200)
                                                         ----------- -----------
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                       88,933      84,077

     Changes in assets and liabilities:
         Increase in accounts receivable                   (282,237)    (93,838)
         Increase in inventories                             (2,123)   (331,315)
         Increase (decrease) in prepaid expenses            (56,476)     24,691
         Decrease in other assets                            36,567      72,372
         Increase in accounts payable and accrued expenses  638,829     327,336
                                                         ----------- -----------
                                                            423,493      83,323
                                                         ----------- -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         122,543    (168,877)
                                                         ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                   (20,549)    (47,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations         16,165           -
     Decrease in  note payable                              (36,342)    (33,328)
                                                         ----------- -----------
NET CASH USED IN BY FINANCING ACTIVITIES                    (20,177)    (33,328)
                                                         ----------- -----------

NET (DECREASE) INCREASE IN CASH                              81,817    (250,120)

CASH - BEGINNING OF PERIOD                                  897,934   2,088,741
                                                         ----------- -----------

CASH - END OF PERIOD                                        979,751   1,838,621
                                                         ========== ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                  25,298      26,837
                                                         ========== ============

     Cash paid for income taxes                          $        - $         -
                                                         ========== ============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

2.       SUBSEQUENT EVENT

                  A dividend in the amount of $399,613 was declared by the Board of Directors to be paid on July 14, 2000, for all of the outstanding shares of the Corporation's 7% cumulative convertible preferred stock.

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

  RESULTS OF OPERATIONS

        Sales for the six months ended June 30, 2000 were $8,684,829 as compared to sales of $5,361,103 for the six months ended June 30, 1999. The increase in the six months ended June 30, 2000 resulted from the addition of the popular Heineken brand as well as the addition of the Hansen Beverage line to our portfolio of products. The cost of goods sold as a percentage of sales for the six-month period in 2000 was 83% as compared to 79% for the comparable 1999 period. The increase in cost of goods sold as a percentage of sales for the six months ended June 30,2000, is due primarily to the addition of the Heineken brand which sold as a lead item at a lower gross margin than products in our primary brand portfolio.

        Selling, general and administrative expenses for the six-month period ended June 30, 2000 were $1,752,096 as compared to $1,407,232 for the respective 1999 period. The increase in the six months ended June 30, 2000 results from the increased cost to deliver the substantially higher sales generated in this period.

        Interest expense for the six-month period ended June 30, 2000 was $25,298 as compared to $26,837 for the respective 1999 period. The decrease in the six-month period ended June 30, 2000 is due to the reduction of debt. Interest income for the six-month period ended June 30, 2000 was $19,230 as compared to $38,807 for the respective 1999 period. The decrease in the six-month period resulted from the decrease in average cash balance invested in the Vista account.

      LIQUIDITY AND CAPITAL RESOURCES

               Cash used in operations for the six months ended June 30, 2000 was $122,543. The increase in inventories of $2,123 was offset by an increase in accounts payable and accrued expenses of $638,829.

               Working capital decreased from $1,812,050 at December 31, 1999 to 1,548,493 at June 30, 2000 as a result of the losses incurred in operations.

               At June 30, 2000, the Company's primary sources of liquidity were $979,751 in cash, $985,834 in accounts receivable and $958,777 in inventories.

               Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2000.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

                     Not applicable

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                     Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                     Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     Not applicable

ITEM 5.      OTHER INFORMATION

                     Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


                     (a)        Exhibits:

                     NUMBER                     DESCRIPTION

                         27                          Financial Data Schedule

                         (b)                         Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAPITAL BEVERAGE CORPORATION



Date: August 15, 2000                            /s/Carmine N. Stella, President
                                                    Carmine N. Stella, President
                                                    and Chief Executive Officer,
                                                 as Registrant's duly authorized
                                                 officer



                                                                /s/Carol Russell
                                                                   Carol Russell
                                                         Secretary and Treasurer