Form 10QSB
period 2000-09-30
CAPITAL BEVERAGE CORP
filed 2000-11-20
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from____ to_____

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

             Yes    X                        No
                -----------

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 13, 2000 was 2,678,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 2000

                                      INDEX
                                                                         PAGE
                                                                        NUMBER

PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements (Unaudited)

         Balance Sheet as of September 30, 2000                           F-2

         Statement of Operations for the nine-months and
          three months ended September 30, 2000 and 1999                  F-3

         Statement of Cash Flows for the nine-months
          ended September 30, 2000 and 1999                               F-4

         Notes to Financial Statements                                    F-5

Item 2.  Management's Discussion and Analysis or Plan of Operations       1-2

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                  3

Signatures                                                                 4

Financial Data Schedule

                          CAPITAL BEVERAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $   230,963
     Accounts receivable -
       trade, net of allowance for doubtful accounts of $40,000         764,393
     Inventories                                                        821,177
     Prepaid expenses and other                                         332,210
                                                                     -----------
         TOTAL CURRENT ASSETS                                         2,148,743

PROPERTY AND EQUIPMENT,
       less accumulated depreciation of $52,087                         268,482

OTHER ASSETS:
     Intangible assets, less accumulated amortization of $760,000       840,000
     Other assets                                                         3,290
                                                                    ------------

                                                                   $  3,260,515
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $    583,433
     Accrued expenses and taxes                                         227,362
     Current portion of long-term debt                                  116,414
     Current portion of capital lease obligations                        38,960
                                                                    ------------
         TOTAL CURRENT LIABILITIES                                      966,169
                                                                    ------------

CAPITAL LEASE OBLIGATIONS                                               176,157

LONG-TERM DEBT                                                          425,156

STOCKHOLDERS' EQUITY:
     Common stock, $ .001 par value; authorized 20,000,000 shares;
      issued and outstanding 2,678,409 shares                             2,679
     Additional paid-in capital                                       5,368,273
     Accumulated deficit                                             (3,677,919)
                                                                    ------------
         TOTAL STOCKHOLDERS' EQUITY                                   1,693,033
                                                                    ------------

                                                                  $   3,260,515
                                                                    ============




    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended September 30,              Nine Months Ended September 30,
                                                 ----------------------------------------------   ----------------------------------
                                                     2000                     1999                    2000                   1999
                                                 -----------------------------------------------------------------------------------
                                                   (Unaudited)            (Unaudited)              (Unaudited)           (Unaudited)


SALES                                            $   4,560,450           $   4,030,213          $  13,245,279         $   9,391,316

COST OF GOODS SOLD                                   4,071,027               3,267,224             11,298,642             7,485,265
                                                 -------------           -------------          --------------         -------------

GROSS PROFIT                                           489,423                 762,989              1,946,637             1,906,051
                                                 -------------           -------------          --------------         -------------

OPERATING EXPENSES

     Selling and delivery                              406,726                 333,081              1,191,383               694,529
     General and administrative                        527,358                 509,619              1,494,797             1,555,403
                                                 -------------           -------------          --------------         -------------
                                                       934,084                 842,700              2,686,180             2,249,932
                                                 -------------           -------------          --------------         -------------

LOSS FROM OPERATIONS                                  (444,661)               (79,711)               (739,543)             (343,881)

INTEREST EXPENSE                                       (26,646)               (13,544)                (40,190)              (40,381)

OTHER INCOME                                           100,000                   -                    100,000                  -

INTEREST INCOME                                          9,987                  17,344                 27,331                56,151
                                                 -------------           -------------          --------------         -------------

NET LOSS                                              (361,320)                (75,911)              (652,402)             (328,111)

PREFERRED STOCK DIVIDENDS                               (3,500)                (21,000)               (45,500)              (63,000)
                                                 -------------           -------------          --------------         -------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS       $    (364,820)          $     (96,911)         $    (697,902)        $    (391,111)
                                                 ==============          ==============         ==============         =============

LOSS PER  COMMON SHARE - BASIC AND DILUTED       $       (0.14)          $       (0.04)         $       (0.28)       $        (0.16)
                                                 ==============          ==============         ==============         =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             2,678,409               2,378,409              2,478,409             2,378,409
                                                 ==============          ==============         ==============         =============






    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                             2000         1999
                                                       ------------- -----------
                                                         (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (652,402) $ (328,111)
                                                         ----------- -----------
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                      139,609     127,841

     Changes in assets and liabilities:
         Increase in accounts receivable                    (60,796)   (341,373)
         (Increase) decrease in inventories                 135,477    (294,956)
         (Increase) decrease in prepaid expenses           (197,112)     31,843
         Decrease in other assets                            36,567      72,372
         Increase in accounts payable and accrued expenses  364,323     303,278
                                                         ----------- -----------
                                                            418,068    (100,995)
                                                         ----------- -----------

NET CASH USED IN OPERATING ACTIVITIES                      (234,334)   (429,106)
                                                         ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                    (4,121)    (49,322)
                                                         ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease obligations        (10,929)          -
     Payment of accrued dividends on preferred stock       (399,613)          -
     Decrease in  note payable                              (17,974)    (50,541)
                                                         ----------- -----------
NET CASH USED IN BY FINANCING ACTIVITIES                   (428,516)    (50,541)
                                                         ----------- -----------

NET DECREASE IN CASH                                       (666,971)   (528,969)

CASH - BEGINNING OF PERIOD                                  897,934   2,088,741
                                                         ----------- -----------

CASH - END OF PERIOD                                        230,963   1,559,772
                                                         ========== ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                                  40,190      26,837
                                                         ========== ============

     Cash paid for income taxes                          $        - $         -
                                                         ========== ============



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

2.       STOCKHOLDERS' EQUITY

                  On July 6, 2000, the holder of 300,000 shares of 7% Cumulative Convertible Preferred Stock, Series B, $.01 par value of Capital Beverage Corporation (the "Company") converted those shares into 300,000 shares of the Company's common stock, $.001 par value.

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

  Results of Operations

        Sales for the nine months ended September 30, 2000 were $13,245,279 as compared to sales of $9,391,316 for the nine months ended September 30, 1999. The increase in the nine months ended September 30, 2000 resulted from the addition of the popular Heineken brand as well as the addition of the Hansen Beverage line to our portfolio of products. The cost of goods sold as a percentage of sales for the nine-month period in 2000 was 85% as compared to 80% for the comparable 1999 period. The increase in cost of goods sold as a percentage of sales for the nine months ended September 30,2000, is due primarily to the addition of the Heineken brand which sold as a lead item at a lower gross margin than products in our primary brand portfolio.

        Selling, general and administrative expenses for the nine-month period ended September 30, 2000 were $2,686,180 as compared to $2,249,932 for the respective 1999 period. The increase in the nine months ended September 30, 2000 results from the increased cost to deliver the substantially higher sales generated in this period.

        Interest expense for the nine-month period ended September 30, 2000 was $40,190 as compared to $40,381 for the respective 1999 period. The decrease in the nine-month period ended September 30, 2000 is due to the reduction of debt. Interest income for the nine-month period ended September 30, 2000 was $27,331 as compared to $56,151 for the respective 1999 period. The decrease in the nine-month period resulted from the decrease in average cash balance invested in the Vista account.

      Liquidity and Capital Resources

               Cash used in operations for the nine months ended September 30, 2000 was $234,334. The decrease in inventories of $135,477 was due to the sales volume being greater than the cost of goods available for the period.

               Working capital decreased from $1,812,050 at December 31, 1999 to 1,182,574 at September 30, 2000 as a result of the losses incurred in operations.

               At September 30, 2000, the Company's primary sources of liquidity were $230,963 in cash, $764,393 in accounts receivable and $821,177 in inventories.

               Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2000.

PART II - OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS
             -----------------

                     Not applicable

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
             -----------------------------------------

             On July 6, 2000, the holder of 300,000 shares of 7% Cumulative Convertible Preferred Stock, Series B, $.01 par value of Capital Beverage Corporation (the "Company") converted those shares into 300,000 shares of the Company's common stock, $.001 par value.


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

                     Not applicable

Item 5.      OTHER INFORMATION
             -----------------

                     Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

                     (a)        Exhibits:

                     Number     Description

                       27       Financial Data Schedule

                       (b)      Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL BEVERAGE CORPORATION



Date: November 20, 2000               /s/Carmine N. Stella, President and
                                      Chief Executive Officer,
                                      as  Registrant's duly authorized officer



                                      /s/Carol Russell,
                                      Secretary and Treasurer