Form 10KSB
period 2000-12-31
CAPITAL BEVERAGE CORP
filed 2001-04-02
CIK 1020186

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

             X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $17,172,121.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 27, 2001, was approximately $1,359,907.

         Number of shares outstanding of the issuer's Common Stock as of March 27, 2001 was 2,678,409.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

General

         Capital Beverage Corporation ("Capital" and the "Company") was incorporated under the laws of the State of Delaware on December 5, 1995. In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor ("Pabst Distribution Rights") for certain beer and malt liquor products ("Pabst Products") manufactured by Pabst Brewing Company ("Pabst"). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the "Consolidated Notes"). The Consolidated Notes bear interest at 9% per annum, which interest is included in the monthly $10,000 payments. If the Company defaults in payment of any of the Consolidated Notes, such default may result in a re-conveyance of the Pabst Distribution Rights to Consolidated Beverage Corporation.

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

Expanding Customer Base

         In 1999 the Company turned the Pittsburgh brand beer "Prime Time" into a well known brand with a substantial customer base in the metropolitan New York area. By mid-year the Company, after obtaining its brewery license, introduced its own brand, "Night Flight" and this brand is steadily growing. In 2000 these brands accounted for over 900,000 case sales (12oz. equivalents)

         The Company has tripled its customer base in the past year and has become an effective alternative for brands seeking distribution in the difficult New York market. The Company will continue to look at products that will compliment its existing brand portfolio and allow for continued growth in its active customer base. To further this growth the Company has initiated a plan to extend its direct distribution operation into the Long Island, New York market.

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

         Consistent with the Company's plan to expand its customer base, it expects to incur additional selling and marketing costs in the next fiscal year. These costs will be associated with the planned acquisition of a Brooklyn based distributor, Prospect Beverage.

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

Advertising

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in various advertising programs established by the breweries. A proposed budget of $.05 per case based upon monthly estimated sales during Fiscal 2001 of 100,000 cases will enable the Company to allocate $5000 per month toward this advertising.

Employees

         As of December 31, 2000, the Company employed a staff of 59, including 2 sales supervisors, 3 sales manager, 34 sales people, and 20 managerial/administrative and distribution employees. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 2000, the Company competed with approximately 7 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

         (a) On December 6, 2000, the Company held its annual meeting of Shareholders.

         (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                           FOR                                  AGAINST

Carmine Stella          2,440,145                               21,460
Carol Russell           2,440,145                               21,460
Robert A. Vessa         2,440,145                               21,460
Dawn A. Collins         2,440,145                               21,460
Joseph M. Luzzi         2,440,145                               21,460

         (c) At said meeting 2,457,845 shares of Common Stock were voted in favor of and 3,760 shares of Common Stock were voted against to a proposal to ratify the appointment of Feldman Sherb & Co., P.C. to serve as the independent certified public accountants for the 2001 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Units, Common Stock and Class A Warrants commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbols "CBEVU," "CBEV" and "CBEVW," respectively. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market. The Company's Units were de-listed from trading on August 29, 1997

         The following table indicates the high and low prices for the Company's, Common Stock and Class A Warrants for the period from January 1, 1998 to December 31, 2000 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

1998 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  7                4.5
Second Quarter                                 7.47             6.37
Third Quarter                                  7.5              4.87
Fourth Quarter                                 6                4.5


1999 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  6.688            4.813
Second Quarter                                 8.563            3.00
Third Quarter                                  3.750            2.063
Fourth Quarter                                 5.00             2.50

2000 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  4.125            2.25
Second Quarter                                 4.313            1.875
Third Quarter                                  3.188            1.625
Fourth Quarter                                 1.625            .313


Class A Warrants

1998 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  1.62             .62
Second Quarter                                 2.94             1.12
Third Quarter                                  3                1
Fourth Quarter                                 2                .75


1999 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  2.125            1.00
Second Quarter                                 2.750             .750
Third Quarter                                   .938             .500
Fourth Quarter                                 1.125             .375


2000 Fiscal Year                               Quoted Price
----------------                               ------------
                                               High             Low
                                               ----             ---
First Quarter                                  .938             .500
Second Quarter                                 .719              .375
Third Quarter                                  .813             .375
Fourth Quarter                                 .375             .031

         On March 27, 2001 the closing price of the Common Stock as reported on NASDAQ SmallCap Market was $.7187. On March 27, 2001 the closing price for the Class A Warrant reported on NASDAQ SmallCap was $.0312. On March 27, 2001 there were 19 holders of record of Common Stock.

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

Results of Operations

         Year ended December 31, 2000 ("Fiscal 2000") as compared to year ended December 31, 1999 ("Fiscal 1999").

         Net sales for the year ended December 31, 2000 were $17,172,121, reflecting an increase of $4,268,967 or 33% from the $12,903,154 of net sales for the year ended December 31, 1999. The increase in the year ended December 31, 2000 resulted from the addition of the popular Heineken brand as well as the addition of the Hansen Beverage line to our portfolio of products. Cost of sales was $14,537,102 or 85% of net sales for Fiscal 2000, as compared to $10,428,057 or 81% of net sales for fiscal 1999.

         The increase in cost of goods sold as a percentage of sales for the year ended December 31, 2000, is due primarily to the addition of the Heineken brand which sold as a lead item at a lower gross margin than products in our primary brand portfolio.

         Selling, general and administrative expenses were $3,632,677 in Fiscal 2000 as compared to $3,165,742 for fiscal 1999. The increase in the year ended December 31, 2000 results from the increased costs to deliver the substantially higher sales generated in this period.

         Interest expense for year ended December 31, 2000 was $55,872 as compared to $53,385 for the respective 1999 period. The increase in the year ended December 31, 2000 is due to additional leases acquired for additional fixed assets in fiscal 2000. Interest income for the year ended December 31, 2000 was $29,689 as compared to $71,966 for the respective 1999 period. The decrease in the twelve-month period resulted from the decrease in average cash balance invested in the Vista account.

Liquidity and Capital Resources

         Cash used in operations for the year ended December 31, 2000 was $411,540. The increase in inventories of $78,137 was due to normalized levels of product associated with the higher sales volume.

         Working capital decreased from $1,812,050 at December 31, 1999 to $592,543 at December 31, 2000 as a result of the losses incurred in operations.

         At December 31, 2000 the Company's primary sources of liquidity were $191,342 in cash, $404,738 in accounts receivable and $1,034,791 in inventories.

         Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2001.

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

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               Name                 Age   Position Held

         Carmine N. Stella          48    President, Chief Executive Officer,
                                          Chairman of the Board of Directors

         Robert A. Vessa*           50    Director

         Anthony Stella             50    Vice President of Sales and Marketing,
                                          Director

         Carol Russell              45    Secretary, Treasurer and Director

         Dawn A. Collins*           32    Director

         Joseph M. Luzzi*           53    Director
-----------------------
*  Member of the Compensation Committee and Audit Committee.

Carmine N. Stella
-----------------
        Mr. Stella has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in December 1995. From 1991 to the present, Mr. Stella has been the sole officer, director and shareholder of VSI, a wholesale and retail seller of alcoholic and nonalcoholic beverages with $12,000,000 of sales during fiscal 1994 and $7,000,000 of sales during fiscal 1995. From 1986 to 1990, Mr. Stella served as President and a director of Gotham Wholesale Beer Distributors, a beer and non-alcoholic beverage wholesaler with annual sales in excess of $20,000,000. Mr. Stella served as a President and Director of the Empire State Beer Distributors Association from 1984 to 1988. Mr. Stella received a B.B.A. in Accounting from Bernard M. Baruch College, New York, New York in 1973.

Robert A. Vessa
---------------
        Mr. Vessa has been a Director of the Company since October 29, 1997. From 1984, Mr. Vessa has acted as Business Affairs Coordinator and a member of the Board of Directors of the Empire State Beer Distributors Association. Mr. Vessa received a B.B.A. degree in Marketing and Advertising from Bernard M. Baruch College, City University of New York in 1973.

Anthony  Stella
---------------
        Mr. Stella has served as Vice President - Sales and Marketing and an employee of the Company since inception. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service, Inc. and College Point Beer Distributors over the past 15 years . Anthony Stella is the brother of Carmine Stella.

Carol Russell
-------------
        Mrs. Russell has served as Secretary, Treasurer and a Director of the Company since February 1996. From 1991 Mrs. Russell has also served as Controller and Operations Manager of VSI from 1991 to the present. Mrs. Russell graduated from Central Commercial High School in New York City in 1973.

Dawn A. Collins
---------------
        Ms.cCollins has been a Director of the Company since October 29, 1997. Ms. Collins has also served as an accountant for Restaurant Systems International, Inc. since 1995. From 1993 to 1995, Ms. Collins served as an accountant for Ocean View Management. From 1991 to 1993, Ms. Collins was an accountant with Barr Beatty Devlin & Co., Inc. Ms. Collins received a B.B.A. in accounting from Baruch College in 1992.

Joseph M. Luzzi
---------------
        Mr. Luzzi has been a Director of the Company since October 29, 1997. Mr. Luzzi has also served as President, Chief Executive Officer and Chairman of the Board of Directors of Boro Recycling, Inc. since its inception in December 1980. From 1973 to 1980, Mr. Luzzi was the New York City sales manager for the Sunshine Biscuit Company, a subsidiary of American Brands, Inc. Mr. Luzzi attended New York City Community College from 1967 to 1969.

         The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Company's 1996 Incentive Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists Robert Vessa, Dawn Collins and Joseph Luzzi.

         The audit committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention.

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2000 Form 10-KSB.

         The audit committee consists of three members Robert Vessa, Dawn Collins and Joseph Luzzi, all of whom are "independent" (as defined in the listing standards maintained by the Nasdaq Stock Market).

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

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 1998, 1999 and 2000.

                           Summary Compensation Table

                                        Other Annual Restricted Stock Option
NAME AND PRINCIPAL POSITION  YEAR  SALARY   COMPENSATION    AWARD      GRANTS

Carmine N. Stella            2000 $301,982      -0-          -0-         -0-
President, Chief Executive
Officer,                     1999 $302,643      -0-          -0-         -0-
Chairman of the Board        1998 $307,799      -0-          -0-         -0-


Anthony Stella               2000 $171,146      -0-          -0-         -0-
Vice President of Sales      1999 $171,529      -0-          -0-         -0-
and Marketing Director       1998 $175,579      -0-          -0-         -0-


Carol Russell                2000 $ 82,500      -0-          -0-         -0-
                             1999 $ 88,000      -0-          -0-         -0-
                             1998 $112,116      -0-          -0-         -0-


         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                      Option/SAR Grants In Last Fiscal Year

Name                             Number of Securities         Percent of Total          Exercise or
                                      Underlying           Options/SARS Granted to      Base Price
                                 Options/SARS Granted     Employees in Fiscal Year        ($/Sh)        Expiration Date
                                 ---------------------    ------------------------      -----------     ---------------
                                          (#)

Carmine Stella                          25,000                     14.3%                   $.50             12/29/09
Anthony Stella                          25,000                     14.3%                   $.50             12/29/09
Carol Russell                           25,000                     14.3%                   $.50             12/29/09


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


Aggregate   Option/SAR  Exercises  In  Last  Fiscal  Year  And  Fiscal  Year-End
Option/SAR Values

                      Shares                                Number of Securities           Value of Unexercised in the Money
                    Acquired on     Value Realized         Underlying Unexercised                   Options/SARs at
      Name        Exercise (#)(1)        $                Options/SARS at FY-End (#)                     FY-End ($) (2)
      ----        ---------------   --------------        --------------------------       ----------------------------------

                                                         Exercisable     Unexercisable        Exercisable       Unexercisable
                                                         -----------     -------------        -----------       -------------

                        -0-              -0-                -0-               -0-                 -0-                -0-

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

      The following table sets forth as of March 27, 2001, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


NAME AND ADDRESS OF
BENEFICIAL OWNER (1)      SHARES OF COMMON STOCK OWNED         Percentage (%) of
                                                                   COMMON STOCK
Carmine Stella(2)                  709,091                              26.5%
Anthony Stella(3)                   77,273                               3.3%
Carol Russell                         0                                   0
Dawn Collins                          0                                   0
Joseph Luzzi                          0                                   0
Robert Vessa                          0                                   0
All officers and
directors as a group
(six (6) persons)                  786,364                              29.8%

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 1111 East Tremont Avenue, Bronx, New York 10460.

(2) Does not include 333,600 shares of Common Stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.

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

         In 2000 the Company's recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. Such services amounted to $61,462.00.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item     a.                EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.
                                      Index

         Independent Auditors' Report                                  F - 2

         Consolidated Financial Statement

                  Balance Sheet                                        F - 3
                  Statements of Operations                             F - 4
                  Statements of Stockholders' Equity                   F - 5
                  Statements of Cash flows                             F - 6
                  Notes to Financial Statements                        F - 7 -13

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

         We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



                                             /s/Feldman Sherb & Co, P.C.
                                                Feldman Sherb & Co., P.C.
                                                Certified Public Accountants

New York, New York
March 1, 2001

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
 Cash                                                            $      191,342
 Accounts receivable - net of allowance for doubtful
  accounts of $80,000                                                   404,738
 Inventories                                                          1,034,791
 Prepaid expenses and other current assets                               20,218
                                                                  --------------
  TOTAL CURRENT ASSETS                                                1,651,089

PROPERTY AND EQUIPMENT                                                  254,874

DISTRIBUTION LICENSE                                                    800,000

DEFERRED EXPENSES                                                       215,255

OTHER ASSETS                                                             32,310
                                                                  --------------

                                                                 $    2,953,528
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                $      539,313
 Accrued expenses and taxes                                             198,349
 Current portion of long-term debt                                       81,013
 Current portion of capital lease obligations                            39,871
 Accrued dividends on preferred stock                                   200,000
                                                                  --------------
         TOTAL CURRENT LIABILITIES                                    1,058,546
                                                                  --------------

CAPITAL LEASE OBLIGATIONS                                               169,149

LONG-TERM DEBT                                                          404,239

STOCKHOLDERS' EQUITY:
 Common stock, $ .001 par value; authorized 20,000,000 shares;
  issued and outstanding 2,678,409 shares                                 2,679
 Additional paid-in capital                                           5,368,273
 Accumulated deficit                                                 (4,049,358)
                                                                  --------------
         TOTAL STOCKHOLDERS' EQUITY                                   1,321,594
                                                                  --------------

                                                                 $    2,953,528
                                                                  ==============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Year Ended December 31,
                                           -----------------------------------
                                                  2000               1999
                                           ---------------    ----------------


NET SALES                                $     17,172,121   $      12,903,154
COST OF SALES                                  14,537,102          10,428,057
                                           ---------------    ----------------
GROSS PROFIT                                    2,635,019           2,475,097
                                           ---------------    ----------------

COSTS AND EXPENSES:
     Selling and delivery                       1,214,583           1,025,068
     General and administrative                 2,418,094           2,140,674
                                           ---------------    ----------------
                                                3,632,677           3,165,742
                                           ---------------    ----------------

LOSS FROM OPERATIONS                             (997,658)           (690,645)

INTEREST EXPENSE                                  (55,872)            (53,385)

INTEREST INCOME                                    29,689              71,966
                                           ---------------    ----------------

NET LOSS                                       (1,023,841)           (672,064)

PREFERRED STOCK DIVIDENDS                         (45,500)            (84,000)
                                           ---------------    ----------------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                            $     (1,069,341)  $        (756,064)
                                           ===============    ================

LOSS PER SHARE - BASIC AND DILUTED       $          (0.42)  $           (0.32)
                                           ===============    ================

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                     2,528,409           2,378,409
                                           ===============    ================











                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                        Preferred Stock     Common Stock      Additional                      Total
                                        ---------------  ------------------     Paid-In   Accumulated     Stockholders'
                                         Shares   Amount    Shares    Amount     Capital     Deficit          Equity
                                        -------  -------  ---------- -------  ----------- -------------- ---------------

Balance December 31, 1998                300,000 $ 3,000   2,378,409 $ 2,379 $ 5,365,573  $ (2,223,953)    $ 3,146,999

Net loss                                    -       -           -       -           -         (672,064)       (672,064)

Dividends payable to preferred
 shareholders                               -       -           -       -           -          (84,000)        (84,000)
                                        -------  -------  ---------- -------  ----------- -------------- ---------------
Balance December 31, 1999                300,000   3,000   2,378,409   2,379   5,365,573    (2,980,017)      2,390,935

Conversion of preferred to common       (300,000) (3,000)    300,000     300       2,700          -               -

Net loss                                    -       -           -       -           -        (1,023,841)    (1,023,841)

Dividends payable to preferred
 shareholders                               -       -           -       -           -          (45,500)        (45,500)
                                        -------  -------  ---------- -------  ----------- -------------- ---------------
Balance December 31, 2000                   -   $   -     2,678,409  $ 2,679 $ 5,368,273  $ (4,049,358)    $ 1,321,594
                                        =======  =======  ========== =======  =========== ============== ===============












                See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                    ----------------------------
                                                       2000              1999
                                                    -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $  (1,023,841) $    (672,064)
                                                    -------------   ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        193,217         171,032

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable            298,859        (361,828)
  Increase in inventories                               (78,137)       (377,555)
  Decrease in prepaid expenses                            7,505          21,501
  Increase in deferred expenses                        (107,880)           -
  Decrease in other assets                                7,547          35,805
  Increase in accounts payable and accrued expenses     291,190          75,530
                                                    --------------  ------------
                                                        612,301        (435,515)
                                                    --------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                  (411,540)     (1,107,579)
                                                    --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                   (1,008)        (10,203)
                                                    --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital lease obligations        (20,139)         (4,894)
 Payment of accrued dividends on preferred stock       (199,613)           -
 Payments of long-term debt                             (74,292)        (68,131)
                                                    --------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                  (294,044)        (73,025)
                                                    --------------  ------------

DECREASE IN CASH                                       (706,592)     (1,190,807)

CASH - BEGINNING OF YEAR                                897,934       2,088,741
                                                    --------------  ------------

CASH - END OF YEAR                                 $    191,342   $     897,934
                                                    ==============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                        $     55,713   $      53,299
                                                    ==============  ============

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

     Capital lease obligations                     $    180,942   $      38,388
                                                    ==============  ============


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




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

         New Accounting Pronouncements - In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAT 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAT 101. As a result, SAT 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAT 101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.

3.       DISTRIBUTION LICENSE

         The Company has acquired an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement. The Company paid $1,600,000, of which $800,000 was paid at the closing and the balance in a note payable in 120 monthly installments of $10,000 each, inclusive of interest at 9% per annum.

         Principal payments of the notes over the next five years are: 2001 - $81,013; 2002 - $88,338; 2003 - $96,327; 2004 - $105,038; - 2005 -
         $114,536.

4.       WARRANTS

         In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and Class A Redeemable Common Stock Purchase Warrants. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 and expire on July 16, 2002. The warrants are redeemable by the Company at $.001 per warrant under terms as defined in the warrant agreement. At December 31, 2000, 1,659,000 Class A warrants were issued and outstanding.

         The Company issued a unit purchase warrant to the underwriter for $100, enabling the underwriter to purchase up to 80,000 units at an exercise price of at least 120 percent of the initial offering price of the units. The Company has reserved 120,000 shares of Common Stock to cover the exercise of such warrant.

5.       INCOME TAXES

         At December 31, 2000, the Company had a net operating loss carryover of $3,500,000 available as offsets against future taxable income, if any, which expire at various dates through 2015. The Company has a deferred tax asset of $1,200,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:


                                            Year Ended December 31,
                                         -----------------------------
                                               2000            1999
                                         ---------------  ------------
Computed expected
 income tax (benefit)                 $       (400,000)  $   (270,000)
Non-deductible items                              -            20,000
Temporary differences                             -            (2,000)
Benefits not recorded                          400,000        252,000
                                         ---------------  ------------
                                      $           -      $       -
                                         ===============  ============

6.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31, 2000:


Leasehold improvements                     $                  60,000
Computer equipment                                            16,418
Machinery and equipment                                      244,002
                                                --------------------
                                                             320,420
Less accumulated depreciation                               (65,546)
                                                --------------------
                                           $                 254,874
                                                ====================

         The Company has machinery and equipment under capital leases of $234,921.

7.       CAPITAL LEASE OBLIGATIONS

         The  Company  has  various   capital   lease   obligations   which  are
         collateralized by equipment. Interest rates under the agreements are 7.6% to 9.9%, with monthly principal and interest payments of $4,758.

         Future minimum lease payments and the present value of the minimum lease payments under the noncancellable capital lease obligations as of December 31, 2000 are as follows:


2001                                   $      59,064
2002                                          59,064
2003                                          59,064
2004                                          51,136
2005                                          26,508
                                        -------------
Total future minimum
 lease payments                              254,836
Less amounts representing interest            45,816
                                        -------------
Present value of minimum
 lease payments                              209,020
Less current maturities                       39,871
                                        -------------
Total long - term obligations          $     169,149
                                        =============

8.       LEASE COMMITMENTS

         The Company renegotiated the lease of its warehouse and administrative facilities in April 1998 thereby reducing its monthly rental payments from $10,000 to $4,000 for the remainder of its lease term, which expires in 2001. A principal shareholder in the company has a one-sixth interest in the lessor. Additional warehouse space was acquired from a customer on a month-to-month basis commencing October 1998. Rental payments of $7,000 per month are offsettable against amounts due from the customer until the balance is liquidated. In November 1999 the Company agreed to pay $4,000 per month, and the remaining $3,000 will be offsettable against amounts due from the customer. Rent expense for 2000 and 1999 was $131,500 and $107,258, respectively.

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

10.      MAJOR CUSTOMER AND SUPPLIER INFORMATION

         Sales to a single customer in 1999 accounted for 14% of net sales. Purchases from major suppliers were approximately $6,700,000 and $3,000,000 in 2000 and 1999, respectively.

9.       RELATED PARTY TRANSACTION

         The Company's carting and recycling services are provided by an entity whose principle shareholder is also a director of the Company. Such services approximated $61,462 in 2000 and $63,000 in 1999.

10.      EMPLOYMENT AGREEMENT

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

11.      STOCK OPTIONS

         The Company's 1996 Incentive Stock Option Plan (the "Plan") was approved by the Board of Directors and holders of Common Stock of the Company on June 19, 1996 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 350,000 shares of Common Stock has been authorized and reserved for issuance, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Plan will be administered by the Compensation Committee, which has the sole authority to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted provided that, (i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or laws of descent and distribution.

         On December 30, 1999, 175,000 options were granted. In 1999, had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:


                                           As Reported          Pro Forma
                                        ---------------       --------------
Net loss                                   ($672,064)           ($993,662)
Basic and diluted net loss per share          ($0.32)              ($0.42)

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999; dividend yield 0%, expected volatility 50%, risk free interest rate 7%, expected lives in years 5.

         The weighted average fair value of stock options granted during the year ended December 31, 2000 was $3.50. No employee stock options were granted in 2000.

12.      DEFERRED EXPENSES

         Deferred  expenses   represent  costs  associated  with  the  Company's
         proposed purchase of Prospect Beverages, Inc.

13.      SUBSEQUENT EVENTS

         On January 9, 2001, the Company entered into a letter of intent to purchase certain assets and liabilities of Prospect Beverages, Inc. ("Prospect"), a Brooklyn-based distributor. Prospect will receive 500,000 shares of the Company's common stock as well as employment contracts for certain of its officers.

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

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 29th day of March, 2001.

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

/s/ Carmine Stella             Chief Executive Officer,       April 2, 2001
------------------             President and Chairman of
Carmine Stella                 the Board of Directors



/s/ Robert Vessa               Director                       April 2, 2001
----------------
Robert Vessa


 /s/Carol Russell              Secretary and Treasurer        April 2, 2001
-----------------              and Director
Carol Russell


/s/ Dawn Collins               Director                       April 2, 2001
-----------------
Dawn Collins


 /s/ Joseph Luzzi              Director                       April 2, 2001
-----------------
Joseph Luzzi


/s/ Anthony Stella             Vice President of Sales        April 2, 2001
------------------             and Managing Director
Anthony Stella