Form 10KSB/A
period 2000-12-31
CAPITAL BEVERAGE CORP
filed 2001-04-20
CIK 1020186

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB/A
                                Amendment No. 1

Item 10 and Footnote No. 11 to the Item 13 Financial Statements have been amended to accurately reflect information regarding options issued by the Company.

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

                      Option/SAR Grants In Last Fiscal Year

Name                             Number of Securities         Percent of Total          Exercise or
                                      Underlying           Options/SARS Granted to      Base Price
                                 Options/SARS Granted     Employees in Fiscal Year        ($/Sh)        Expiration Date
                                 ---------------------    ------------------------      -----------     ---------------
                                          (#)

Carmine Stella                          25,000                     14.3%                   $.55             12/29/09
Anthony Stella                          25,000                     14.3%                   $.50             12/29/09
Carol Russell                           25,000                     14.3%                   $.50             12/29/09


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

         175,000 options were granted, on December 30, 1999, and another 175,000 options were granted, on December 29, 2000. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:


                                          1999                      2000
                                 ---------------------     ---------------------
Net loss as reported                    ($672,064)              ($1,023,841)
Pro forma net loss as reported          ($993,662)              ($1,083,241)
Net loss per share as reported           ($0.32)                   ($0.42)
Pro forma net loss                       ($0.42)                   ($0.43)

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999 and 2000; dividend yield 0%, expected volatility 50%, risk free interest rate 7%, expected lives in years is 5 for the options granted in 1999, and 10 for the options granted in 2000.

         The weighted  average fair value of stock  options  granted  during the
         year  ended   December   31,   1999  and  2000  was  $3.50  and  $0.50,
         respectively.

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

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 19th day of April, 2001.

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

/s/ Carmine Stella             Chief Executive Officer,       April 19, 2001
------------------             President and Chairman of
Carmine Stella                 the Board of Directors



/s/ Robert Vessa               Director                       April 19, 2001
----------------
Robert Vessa


 /s/Carol Russell              Secretary and Treasurer        April 19, 2001
-----------------              and Director
Carol Russell


/s/ Dawn Collins               Director                       April 19, 2001
-----------------
Dawn Collins


 /s/ Joseph Luzzi              Director                       April 19, 2001
-----------------
Joseph Luzzi


/s/ Anthony Stella             Vice President of Sales        April 19, 2001
------------------             and Managing Director
Anthony Stella