Form 10QSB
period 2001-03-31
CAPITAL BEVERAGE CORP
filed 2001-05-15
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                         -------- -------

                         Commission file number: 0-13181
                                                 -------

                          CAPITAL BEVERAGE CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                          13-3878747
                 --------                          ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

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

             Yes    X                        No
                -----------                    -----------

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 14, 2001 was 2,678,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                 March 31, 2001

                                      INDEX
                                                                          PAGE
                                                                         NUMBER

PART I.      FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited)

              Balance Sheet as of March 31, 2001                           3

              Statement of Operations for the three-months
               ended March 31, 2001 and 2000                               4

              Statement of Cash Flows for the three-months
               ended March 31, 2001 and 2000                               5

             Notes to Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis or Plan of Operations   7-8

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                              9

Signatures                                                                10

                          CAPITAL BEVERAGE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Cash                                                              $    137,924
 Accounts receivable - trade,
  net of allowance for doubtful accounts of $80,000                     421,540
 Inventories                                                            529,239
 Prepaid expenses and other                                              17,145
                                                                     -----------
  TOTAL CURRENT ASSETS                                                1,105,848

PROPERTY AND EQUIPMENT,
 less accumulated depreciation of $80,339                               241,265

OTHER ASSETS:
 Intangible assets,
  less accumulated amortization of $840,000                             760,000
 Deferred expenses                                                      225,539
 Other assets                                                            32,703
                                                                     -----------

                                                                   $  2,365,355
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                  $    339,813
 Accrued expenses and taxes                                             179,092
 Current portion of long-term debt                                       82,786
 Current portion of capital lease obligations                            40,785
 Accrued dividends on preferred stock                                   200,000
                                                                     -----------
  TOTAL CURRENT LIABILITIES                                             842,476
                                                                     -----------

CAPITAL LEASE OBLIGATIONS                                               155,292

LONG-TERM DEBT                                                          382,866

STOCKHOLDERS' EQUITY:
 Common stock, $ .001 par value;
  authorized 20,000,000 shares;
  issued and outstanding 2,678,409 shares                                 2,679
 Additional paid-in capital                                           5,368,273
 Accumulated deficit                                                 (4,386,231)
                                                                     -----------
  TOTAL STOCKHOLDERS' EQUITY                                            984,721
                                                                     -----------

                                                                   $  2,365,355
                                                                     ===========



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended March 31,
                                   ---------------------------------------------
                                              2001                     2000
                                   ---------------------------------------------
                                            (Unaudited)            (Unaudited)


SALES                            $            2,632,568  $            4,070,820

COST OF GOODS SOLD                            2,154,529               3,477,796
                                   ---------------------   ---------------------

GROSS PROFIT                                    478,039                 593,024
                                   ---------------------   ---------------------

OPERATING EXPENSES:
 Selling and delivery                           233,020                 375,758
 General and administrative                     566,961                 491,183
                                   ---------------------   ---------------------
                                                799,981                 866,941
                                   ---------------------   ---------------------

LOSS FROM OPERATIONS                           (321,942)               (273,917)

INTEREST EXPENSE                                (15,048)                (12,729)

INTEREST INCOME                                     120                  10,670
                                   ---------------------   ---------------------

NET LOSS                                       (336,870)               (275,976)

PREFERRED STOCK DIVIDENDS                             -                 (21,000)
                                   ---------------------   ---------------------

NET LOSS APPLICABLE
 TO COMMON SHAREHOLDERS          $             (336,870) $             (296,976)
                                   =====================   =====================

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED             $                (0.13) $                (0.12)
                                   =====================   =====================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                             2,678,409               2,378,409
                                   =====================   =====================











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended March 31,
                                                                ----------------------------------------------
                                                                         2001                     2000
                                                                ----------------------------------------------
                                                                       (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $             (336,870)  $             (275,976)
                                                                ---------------------    ---------------------
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization                                             53,609                   44,124

 Changes in assets and liabilities:
  Increase in accounts receivable                                           (16,802)                (188,763)
  (Increase) decrease in inventories                                        505,552                 (353,316)
  Decrease (increase) in prepaid expenses                                     3,073                  (38,389)
  Increase in deferred expenses                                             (10,284)                       -
  Increase (decrease) in other assets                                          (393)                  36,567
  Increase (decrease) in accounts payable and accrued expenses             (218,760)                 678,446
                                                                ---------------------    ---------------------
                                                                            315,995                  178,669
                                                                ---------------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (20,875)                 (97,307)
                                                                ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital lease obligations                            (12,943)                  (1,546)
 Decrease in  note payable                                                  (19,600)                 (17,974)
                                                                ---------------------    ---------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (32,543)                 (19,520)
                                                                ---------------------    ---------------------

NET DECREASE IN CASH                                                        (53,418)                (116,827)

CASH - BEGINNING OF PERIOD                                                  191,342                  897,934
                                                                ---------------------    ---------------------

CASH - END OF PERIOD                                         $              137,924   $              781,107
                                                                =====================    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid for interest                                      $               15,048   $               12,727
                                                                =====================    =====================











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

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


2.        SUBSEQUENT EVENT

                  Capital Beverage Corporation (the "Company") announced that it has entered into an Asset Purchase Agreement, dated May 4, 2001 (the "Agreement"), to acquire certain assets and liabilities of Prospect Beverages Inc., a New York corporation ("Prospect"). Prospect is a Brooklyn based Pabst Distributor of Colt-45 Malt Liquor and other beverages.

                  Pursuant to the Agreement, the Company will purchase all of the assets of Prospect's business which relate to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consists of the assumption by the Company of certain liabilities of Prospect and the issuance to Prospect shareholders of five hundred thousand (500,000) shares of the common stock of the Company.

                  Pabst Brewing Company, the key supplier to approve this transaction, has already approved the transfer of the distribution rights for the Pabst Brewing Company brands from Prospect to the Company. Pursuant to the Agreement, upon approval of certain manufacturers and brewers, Prospect's other distribution rights and territories will be transferred to the Company. The transaction is also contingent upon the Company obtaining necessary financing in order to replace Prospect's current debt position, which financing is currently being arranged.

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

        Results of Operations

        Net sales for the three months ended March 31, 2001 were $2,632,568 reflecting a decrease of $1,438,252 or 35% from $4,070,820 of net sales for the three months ended March 31, 2000. The decrease in the three months ended March 31, 2001 resulted from the removal of the popular Heineken brand. Cost of sales was $2,154,529 or 82% of net sales for the three month period in 2001, as compared to $3,477,796 or 85% of net sales for the three month period ended in 2000. The decrease in cost of goods sold as a percentage of sales for the three months ended March 31, 2001, is due primarily to the removal of the Heineken brand which sold as a lead item at a lower gross margin than products in our primary brand portfolio.

        Selling, general and administrative expenses for the three-month period ended March 31, 2001 were $799,981 as compared to $866,941 for the respective 2000 period. The decrease in the three months ended March 31, 2001 resulted from the decreased costs associated with delivering the lower sales generated in this period.

        Interest expense for the three-month period ended March 31,2001 was $15,048 as compared to $12,729 for the respective 2000 period. The increase in the three-month period ended March 31,2001 is due to additional leases acquired for additional fixed assets in fiscal 2000. Interest income for the three-month period ended March 31, 2001 was $120 as compared to $10,670 for the respective 2000 period. The decrease in the three-month period resulted from the decrease in average cash balance invested in the Vista account.

        Liquidity and Capital Resources

        Cash used in operations for the three months ended March 31, 2001 was $20,875. The decrease in inventories of $505,552 was due to normalized levels of product associated with the lower sales volume.

        Working capital decreased from $592,543 at December 31, 2000 to $263,372 at March 31, 2001 as a result of the loss generated for the three month period ended March 31, 2001.

        At March 31, 2001, the Company's primary sources of liquidity were $137,924 in cash, $421,540 in accounts receivable and $529,239 in inventories.

        Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2001.


        Recent Developments

        Capital Beverage Corporation (the "Company") announced that it has entered into an Asset Purchase Agreement, dated May 4, 2001 (the "Agreement"), to acquire certain assets and liabilities of Prospect Beverages Inc., a New York corporation ("Prospect"). Prospect is a Brooklyn based Pabst Distributor of Colt-45 Malt Liquor and other beverages.

        Pursuant to the Agreement, the Company will purchase all of the assets of Prospect's business which relate to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consists of the assumption by the Company of certain liabilities of Prospect and the issuance to Prospect shareholders of five hundred thousand (500,000) shares of the common stock of the Company.

        Pabst Brewing Company, the key supplier to approve this transaction, has already approved the transfer of the distribution rights for the Pabst Brewing Company brands from Prospect to the Company. Pursuant to the Agreement, upon approval of certain manufacturers and brewers, Prospect's other distribution rights and territories will be transferred to the Company. The transaction is also contingent upon the Company obtaining necessary financing in order to replace Prospect's current debt position, which financing is currently being arranged.

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

                     Not applicable

Item 5.      OTHER INFORMATION

                     Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

                     (a)        Exhibits:   None

                     Number                 Description

                     (b)                    Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 2001, however on May 14, 2001, the Company filed a current report on form 8-K dated May 4, 2001, reporting under item 5 the agreement to acquire certain assets and liabilities of Prospect Beverages Inc.

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