Form 10KSB/A
period 2000-12-31
CAPITAL BEVERAGE CORP
filed 2001-06-04
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB/A
                                Amendment No. 2

Footnote No. 2 of the financial statements, as listed in item 13 has been amended to include the Company's implemetation of SAB 101 and any changes in accounting as specified.

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

         In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

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

/s/ Carmine Stella             Chief Executive Officer,       June 4, 2001
------------------             President and Chairman of
Carmine Stella                 the Board of Directors



/s/ Robert Vessa               Director                       June 4, 2001
----------------
Robert Vessa


 /s/Carol Russell              Secretary and Treasurer        June 4, 2001
-----------------              and Director
Carol Russell


/s/ Dawn Collins               Director                       June 4, 2001
-----------------
Dawn Collins


 /s/ Joseph Luzzi              Director                       June 4, 2001
-----------------
Joseph Luzzi


/s/ Anthony Stella             Vice President of Sales        June 4, 2001
------------------             and Managing Director
Anthony Stella