Form 10QSB
period 2001-06-30
CAPITAL BEVERAGE CORP
filed 2001-08-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001
                                       OR

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

                  700 Columbia Street Brooklyn, New york 11231
                 -----------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (718) 488-8500
                                 --------------
               (Registrant's telephone number including area code)

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

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of July 1, 2001 was 3,178,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                  June 30, 2001

                                      INDEX
                                                                          PAGE
                                                                         NUMBER

PART I.      FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited)

              Balance Sheet as of June 30, 2001                           2

              Statement of Operations for the three-months
               and six-months ended June 30, 2001 and 2000                3

              Statement of Cash Flows for the six-months
               ended June 30, 2001 and 2000                               4

             Notes to Consolidated Financial Statements                   5-6

Item 2.      Management's Discussion and Analysis or Plan of Operations   7-8

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                              9

Signatures                                                                10

                          CAPITAL BEVERAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Cash                                                             $     4,402
 Accounts receivable - trade net of allowance of $83,000              663,135
 Inventories                                                        2,340,000
 Prepaid expenses and other                                            91,774
                                                                  -------------
    TOTAL CURRENT ASSETS                                            3,099,311

PROPERTY AND EQUIPMENT, less accumulated depreciation of $42,447      275,520

OTHER ASSETS:
 Intangible assets, less accumulated amortization of $680,000       5,835,885
 Deferred expenses                                                    225,539
 Other assets                                                         111,290
                                                                  -------------
                                                                  $ 9,547,545
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                 $ 2,495,152
 Cash overdraft                                                         9,143
 Accrued expenses and taxes                                           207,861
 Notes payable                                                      4,858,980
 Current portion of long-term debt                                     84,156
 Current portion of capital lease obligations                          44,415
 Accrued dividends on preferred stock                                 175,000
                                                                  -------------
    TOTAL CURRENT LIABILITIES                                       7,874,707
                                                                  -------------

CAPITAL LEASE OBLIGATIONS                                             144,698

LONG-TERM DEBT                                                        361,467

STOCKHOLDERS' EQUITY:
 Common stock, $ .001 par value; authorized 20,000,000 shares;
  issued and outstanding 3,178,409 shares                               3,179
 Additional paid-in capital                                         5,747,773
 Accumulated deficit                                               (4,584,279)
                                                                  -------------
    TOTAL STOCKHOLDERS' EQUITY                                      1,166,673
                                                                  -------------
                                                                  $ 9,547,545
                                                                  =============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                            2001             2000         2001         2000
                          ---------     -------------  ----------  -------------
                         (Unaudited)     (Unaudited)  (Unaudited)   (Unaudited)


SALES                   $  3,260,031     $ 4,614,009    $5,892,599   $8,684,829

COST OF GOODS SOLD         2,379,187       3,749,819     4,533,716    7,227,615
                           ---------     -------------  ----------  ------------

GROSS PROFIT                 880,844         864,190     1,358,883    1,457,214
                           ---------     -------------  ----------  ------------

OPERATING EXPENSES
 Selling and delivery        221,842         408,899       454,862      784,657
 General and administrative  823,201         476,256     1,390,162      967,439
                           ---------     -------------  ----------  ------------
                           1,045,043         885,155     1,845,024    1,752,096
                           ---------     -------------  ----------  ------------

LOSS FROM OPERATIONS        (164,199)        (20,965)     (486,141)    (294,882)

INTEREST EXPENSE             (33,862)        (12,569)      (48,910)     (25,298)

INTEREST INCOME                   10           8,560           130       19,230
                           ---------     -------------  ----------  ------------

NET LOSS                    (198,051)        (24,974)     (534,921)    (300,950)

PREFERRED STOCK DIVIDENDS       -            (21,000)         -         (42,000)
                           ---------     -------------  ----------  ------------

NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS    $   (198,051)    $   (45,974)   $ (534,921)  $ (342,950)
                           =========     =============  ==========  ============

LOSS PER  COMMON SHARE -
 BASIC AND DILUTED      $      (0.07)    $     (0.02)   $    (0.20)  $    (0.14)
                           =========     =============  ==========  ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES          2,760,827       2,378,409     2,719,845    2,378,409
                           =========     =============   =========  ============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------     -------------
                                                   (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $ (534,921)      $ (300,950)
                                                  ------------     -------------
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:

   Depreciation and amortization                     121,217           88,933
   Bad debts                                             151             -

 Changes in assets and liabilities:
  Increase in accounts receivable                    (50,825)        (282,237)
  Increase in inventories                           (185,204)          (2,123)
  Increase in prepaid expenses                       (71,516)         (56,476)
  Increase in deferred expenses                      (10,284)            -
  Decrease in other assets                            24,020           36,567
  Increase in accounts payable and
   accrued expenses                                  548,009          638,829
                                                  ------------     -------------
                                                     375,568          423,493
                                                  ------------     -------------
NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                               (159,353)         122,543
                                                  ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                   -             (20,549)
 Cash overdraft                                        9,143             -
 Cash acquired in acquisition                         38,824             -
                                                  ------------     -------------
NET CASH (USED IN) PROVIDED BY
 INVESTING  ACTIVITIES                                47,967          (20,549)
                                                  ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital lease
  obligations                                        (19,907)          16,165
 Payments of long-term debt                          (39,629)            -
 Payment of dividends                                (25,000)            -
 Increase (decrease) in  notes payable                 8,982          (36,342)
                                                  ------------     -------------
NET CASH USED IN BY FINANCING ACTIVITIES             (75,554)         (20,177)
                                                  ------------     -------------

NET (DECREASE) INCREASE IN CASH                     (186,940)          81,817

CASH - BEGINNING OF PERIOD                           191,342          897,934
                                                  ------------     -------------

CASH - END OF PERIOD                              $    4,402       $  979,751
                                                  ============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid for interest                           $   48,910       $   25,298
                                                  ============     =============

 Cash paid for income taxes                       $    3,096       $     -
                                                  ============     =============











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

2.       FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non- amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

3.       ACQUISITION

                  Capital Beverage Corporation (the "Company") entered into an Asset Purchase Agreement, dated May 4, 2001 (the "Agreement"), to acquire certain assets and liabilities of Prospect Beverages Inc., a New York corporation ("Prospect"). Prospect is a Brooklyn based Pabst Distributor of Colt-45 Malt Liquor and other beverages.

                  Pursuant to the Agreement, the Company purchased all of the assets of Prospect's business which relate to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consists of the assumption by the Company of certain liabilities of Prospect and the issuance to Prospect shareholders of five hundred thousand (500,000) shares of the common stock of the Company.

                  Pabst Brewing Company, the key supplier approved the transfer of the distribution rights for the Pabst Brewing Company brands from Prospect to the Company.

                  On June 29, 2001, the Company closed on the acquisition of the assets of Prospect. The common stock issued to Prospect shareholders was recorded at $.76 ($.84 closing price on May 4, 2001 less a 10% discount) per share.

                  The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The following table summarizes the acquisition.


Purchase price                           $               380,000
Liabilities assumed                                    6,267,358
Fair value of assets acquired                         (6,897,010)
                                               ------------------
Reduction of long-term assets            $              (249,652)
                                               ==================

                  The following unaudited pro-forma condensed statement of operations for the six months ended June 30, 2001 and 2000 reflects the combined results of Capital Beverage and Prospect as if the acquisition had occurred on January 1, 2000.


                                    June 30, 2001      June 30, 2000
                                   ---------------    ---------------
Revenues                     $        14,798,937    $  17,961,254
                                   ---------------    ---------------
Gross Profit                           3,157,031        3,330,081
                                   ---------------    ---------------
Operating Expenses                     3,869,967        3,861,182
                                   ---------------    ---------------
Net Loss                     $          (962,723)   $    (875,459)
                                   ---------------    ---------------
Net Loss Per Share           $             (0.30)   $       (0.30)
                                   ---------------    ---------------

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

  Results of Operations

        Sales for the six months ended June 30, 2001 were $5,892,599 reflecting a decrease of $2,792,230 or 32% from the $8,684,829 of net sales for the six months ended June 30, 2000. The decrease in the six months ended June 30, 2001 resulted from the removal of the popular Heineken brand. Cost of sales was $4,533,716 or 77% of net sales for the six-month period in 2001, as compared to $7,227,615 or 83% of net sales for the six month period ended in 2000. The decrease in cost of goods sold as a percentage of sales for the six months ended June 30,2001, is due primarily to the removal of the Heineken brand which was sold as a lead item at a lower gross margin than products in our primary brand portfolio.

        Selling, general and administrative expenses for the six-month period ended June 30, 2001 were $1,845,024 as compared to $1,752,096 for the respective 2000 period. The increase in the six months ended June 30, 2001was due primarily to the additional expenses incurred for the acquisition of Prospect Beverages, Inc., the Brooklyn based Colt 45 wholesaler for the 5 boroughs of New York City. The acquisition was completed on June 29, 2001 and the result of this impact will be reflected in our next quarterly statement.

        Interest expense for the six-month period ended June 30, 2001 was $48,910 as compared to $25,298 for the respective 2000 period. The increase in the six-month period ended June 30, 2001 is due to additional leases acquired for additional fixed assets in fiscal 2000. Interest income for the six-month period ended June 30, 2001 was $130 as compared to $19,230 for the respective 2000 period. The decrease in the six-month period resulted from the decrease in average cash balance invested in the Vista account.

      Liquidity and Capital Resources

               Cash used in operations for the six months ended June 30, 2001 was $159,353. The increase in inventories of $185,204 was due to higher purchases of inventory for the summer season.

               Working capital decreased from $592,543 at December 31, 2000 to ($4,775,396) at June 30, 2001 as a result of the losses generated for the six month period ended June 30, 2001 and the incurrence of bank debt for the purchase of franchise rights.

               At June 30, 2001, the Company's primary sources of liquidity were $4,402 in cash, $663,135 in accounts receivable and $2,340,000 in inventories.

               Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2000.

PART II - OTHER INFORMATION


Item 1.      LEGAL PROCEEDINGS

                     Not applicable

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                On June 29, 2001, the Company issued 500,000 shares of its common stock in connection with the acquisition of Prospect Beverages, Inc. The shares of common stock were issued pursuant to
             Section 4(2) of the Securities Act of 1933. See "Managements Discussion and Analysis of Financial Condition".

Item 3.      DEFAULTS UPON SENIOR SECURITIES

                     Not applicable

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                     Not applicable

Item 5.      OTHER INFORMATION

                     Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


                     (a)        Exhibits:

                     Number                     Description

                         (b)                         Reports on Form 8-K

                     Form 8-K was filed on May 14, 2001 pertaining to the acquisition of certain assets and liabilities of Prospect Beverages Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAPITAL BEVERAGE CORPORATION



Date: August 14, 2001                /s/Carmine N. Stella, President and
                                        Chief Executive Officer,
                                        as  Registrant's duly authorized officer



                                     /s/Carol Russell,
                                        Secretary and Treasurer