Form 10QSB/A
period 2001-06-30
CAPITAL BEVERAGE CORP
filed 2001-08-30
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

     The Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operations has been amended to state that the Company has sufficient sources of working capital to adequately meet the Company's needs through the end of 2001.

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
                                                                  -------------
                                                                  $ 9,547,545
                                                                  =============






    The accompanying notes are an integral part of the financial statements.
                                        2

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

                                                CAPITAL BEVERAGE CORPORATION



Date: August 30, 2001                /s/Carmine N. Stella, President and
                                        Chief Executive Officer,
                                        as  Registrant's duly authorized officer



                                     /s/Carol Russell,
                                        Secretary and Treasurer