Form 10QSB
period 2001-09-30
CAPITAL BEVERAGE CORP
filed 2001-11-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

                         Commission file number: 0-13181
                                                 -------

                          CAPITAL BEVERAGE CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                            13-3878747
               --------                          ----------------
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

    The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 13, 2001 was 3,178,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 2001

                                      INDEX
                                                                         PAGE
                                                                        NUMBER

PART I.      FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited)

              Balance Sheet as of September 30, 2001                      F-2

              Statement of Operations for the nine-months and
               three months ended September 30, 2001 and 2000             F-3

              Statement of Cash Flows for the nine-months
               ended September 30, 2001 and 2000                          F-4

             Notes to Financial Statements                                F-5

Item 2.      Management's Discussion and Analysis or Plan of Operations   1-2

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                              3

Signatures                                                                 4

                           CAPITAL BEVERAGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $       8,906
     Accounts receivable-trade,
      net of allowance for doubtful accounts of $83,000                 611,392
     Inventories                                                      3,139,751
     Prepaid expenses and other                                          28,084
                                                                   -------------
         TOTAL CURRENT ASSETS                                         3,788,133

PROPERTY AND EQUIPMENT,
 less accumulated depreciation of $109,004                              262,108

OTHER ASSETS:
     Intangible assets,
      less accumulated amortization of $992,887                       5,735,401
     Deferred expenses                                                  225,539
     Other assets                                                       131,736
                                                                   -------------

                                                                  $  10,142,917
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $   2,709,639
     Accrued expenses and taxes                                         154,905
     Cash overdraft                                                     537,738
     Current portion of long-term debt                                   86,448
     Current portion of capital lease obligations                        42,645
     Line of credit                                                   5,106,838
     Deposits payable                                                    15,000
     Accrued dividends on preferred stock                               150,000
                                                                   -------------
         TOTAL CURRENT LIABILITIES                                    8,803,213
                                                                   -------------

CAPITAL LEASE OBLIGATIONS                                               137,081

LONG-TERM DEBT                                                          338,708

STOCKHOLDERS' EQUITY:
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,178,409 shares                             3,179
     Additional paid-in capital                                       5,747,773
     Accumulated deficit                                             (4,887,037)
                                                                   -------------
         TOTAL STOCKHOLDERS' EQUITY                                     863,915
                                                                   -------------

                                                                  $  10,142,917
                                                                   =============








    The accompanying notes are an integral part of the financial statements.
                                        2

                          CAPITAL BEVERAGE CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended September 30,                Nine Months Ended September 30,
                                  ----------------------------------------------   ----------------------------------------------
                                            2001                     2000                    2001                     2000
                                  -----------------------------------------------------------------------------------------------
                                          (Unaudited)            (Unaudited)              (Unaudited)             (Unaudited)


SALES                         $            7,717,846   $            4,560,450  $           13,610,445   $           13,245,279

COST OF GOODS SOLD                         5,738,187                4,071,027              10,271,903               11,298,642
                                  ---------------------    ---------------------   ---------------------    ---------------------

GROSS PROFIT                               1,979,659                  489,423               3,338,542                1,946,637
                                  ---------------------    ---------------------   ---------------------    ---------------------

OPERATING EXPENSES:
 Selling and delivery                        512,049                  406,726                 966,911                1,191,383
 General and administrative                1,620,755                  527,358               3,010,917                1,494,797
                                  ---------------------    ---------------------   ---------------------    ---------------------
                                           2,132,804                  934,084               3,977,828                2,686,180
                                  ---------------------    ---------------------   ---------------------    ---------------------

LOSS FROM OPERATIONS                        (153,145)                (444,661)               (639,286)                (739,543)

INTEREST EXPENSE                            (149,616)                 (26,646)               (198,526)                 (40,190)

OTHER INCOME                                    -                     100,000                    -                     100,000

INTEREST INCOME                                 -                       9,987                     130                   27,331
                                  ---------------------    ---------------------   ---------------------    ---------------------

NET LOSS                                    (302,761)                (361,320)               (837,682)                (652,402)

PREFERRED STOCK DIVIDENDS                       -                       3,500                    -                     (45,500)
                                  ---------------------    ---------------------   ---------------------    ---------------------

NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS          $             (302,761)  $             (357,820) $             (837,682)  $             (697,902)
                                  =====================    =====================   =====================    =====================

LOSS PER  COMMON SHARE
 - BASIC AND DILUTED          $                (0.10)  $                (0.13) $                (0.29)  $                (0.29)
                                  =====================    =====================   =====================    =====================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                           3,178,409                2,678,409               2,874,380                2,378,409
                                  =====================    =====================   =====================    =====================











    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2001              2000
                                                 -------------------------------
                                                   (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $    (837,682)   $      (652,402)
                                                 --------------  ---------------
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                     233,914            139,609

 Changes in assets and liabilities:
  Accounts receivable                                 (1,069)           (60,796)
  Inventories                                        984,955            135,477
  Prepaid expenses                                     7,826           (197,112)
  Deferred expenses                                   10,284               -
  Other assets                                        (3,574)            36,567
  Accounts payable and accrued expenses             (709,540)           364,323
  Deposits payable                                    15,000               -
                                                 --------------  ---------------
                                                     537,796            418,068
                                                 --------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES               (299,886)          (234,334)
                                                 --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash overdraft                                      537,738               -
 Capital expenditures                                   -                (4,121)
                                                 --------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                537,738             (4,121)
                                                 --------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of
  capital lease obligations                          (29,294)           (10,929)
 Payment of accrued dividends
  on preferred stock                                 (50,000)          (399,613)
 Increase in  note payable                           196,744            (17,974)
                                                 --------------  ---------------
NET CASH USED IN BY FINANCING ACTIVITIES             117,450           (428,516)
                                                 --------------  ---------------

NET DECREASE IN CASH                                (182,436)          (666,971)

CASH - BEGINNING OF PERIOD                           191,342            897,934
                                                 --------------  ---------------

CASH - END OF PERIOD                           $       8,906    $       230,963
                                                 ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid for interest                        $     198,526    $        40,190
                                                 ==============  ===============

 Cash paid for income taxes                    $        -       $          -
                                                 ==============  ===============











    The accompanying notes are an integral part of the financial statements.

                         CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

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

                  On June 15, 2001, the Company closed on the acquisition of the assets of Prospect. The common stock issued to Prospect shareholders was recorded at $.76 ($.84 closing price on May 4, 2001 less a 10% discount) per share.

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
                                               ==================

                  The following unaudited pro-forma condensed statement of operations for the nine months ended September 30, 2001 and 2000 reflects the combined results of Capital Beverage and Prospect as if the acquisition had occurred on January 1, 2000.


                                          September 30,                     September 30,
                                              2001                               2000
                                   ---------------------------        --------------------------
Revenues                     $                      22,516,783 $                      28,011,380
                                   ---------------------------        --------------------------
Gross Profit                                         5,136,690                         3,498,554
                                   ---------------------------        --------------------------
Operating Expenses                                   6,002,771                         5,109,290
                                   ---------------------------        --------------------------
Net Loss                     $                     (1,265,484) $                     (1,746,459)
                                   ---------------------------        --------------------------
Net Loss Per Share           $                          (0.40) $                          (0.55)
                                   ---------------------------        --------------------------



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

  Results of Operations

        Net sales for the nine months ended September 30, 2001 were $13,610,445, reflecting an increase of $365,166 or 3% from the $13,245,279 of net sales for the nine months ended September 30, 2000. The increase in the nine months ended September 30, 2001 resulted from the acquisition of Prospect Beverages Inc.

        Cost of sales was $10,271,903 or 76% of net sales for the nine month period in 2001, as compared to $11,298,642 of 86% of net sales for the nine month period ended in 2000. The decrease in cost of goods sold as a percentage of sales for the nine months ended September 30, 2001, was due primarily to better margins attributed to the selling of Colt 45 and other Pabst products acquired in the acquisition of Prospect Beverages, Inc.

        Selling, general and administrative expenses for the nine-month period ended September 30, 2001 were $3,977,828 as compared to $2,686,180 for the respective 2000 period. The increase in the nine months ended September 30, 2000 was due primarily to the acquisition of Prospect Beverages, Inc.

        Interest expense for the nine-month period ended September 30, 2001 was $198,526 as compared to $40,190 for the respective 2000 period. The increase in the nine-month period ended September 30, 2001 was due primarily to interest paid on the CBC note, which was added to complete the acquisition in June 2001.

        Interest income for the nine month period ended September 30, 2001 was $130 as compared to $27,331 for the respective 2000 period. The decrease in the nine month period resulted from the decrease in average cash balance invested in the Vista account.

      Liquidity and Capital Resources

               Cash used in operations for the nine months ended September 30, 2001 was $299,886. The increase in inventories of $984,955 was due to higher purchases of inventory caused by the additional products added to our product line to the acquisition.

               Working capital decreased from $592,543 at December 31, 2000 to ($5,015,080) at September 30, 2001 as a result of the losses generated for the nine month period ended September 30, 2001 and the incurrence of bank debt for the purchase of franchise rights from Prospect.

               At September 30, 2001, the Company's primary sources of liquidity were $8,906 in cash, $611,392 in accounts receivable and $3,139,751 in inventories.

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

                     Not applicable

Item 5.      OTHER INFORMATION
             -----------------

                     Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

                     (a)        Exhibits:

                     Number                     Description

                         (a)                         Reports on Form 8-K

                     Form 8-K was filed on July 16, 2001 pertaining to the acquisition of certain assets and liabilities of Prospect Beverages Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAPITAL BEVERAGE CORPORATION



Date: November 14, 2001                 /s/Carmine N. Stella, President and
                                           Chief Executive Officer,
                                        as Registrant's duly authorized officer



                                        /s/Carol Russell,
                                           Secretary and Treasurer