Form 10KSB
period 2001-12-31
CAPITAL BEVERAGE CORP
filed 2002-04-10
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB


              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001.

              Transition Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

                          Commission File No. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                             13-3878747

(State of or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization)

700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York      11231
-------------------------------------------------------------------    --------
(Address of Principal Executive Officers)                             (Zip Code)

Registrant's telephone number, including area code: (718) 488-8500

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $21,337,676.

     The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 19, 2002, was approximately $946,023.

     Number of shares outstanding of the issuer's Common Stock as of April 3, 2002 was 3,178,409.


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

     On April 30, 1999 Miller Brewing Company acquired certain brands of alcoholic beverage from the Pabst Brewing Company resulting in a new distribution agreement for certain brands held by Capital Beverage. The brands of Olde English and Hamm's are the two brands which Capital Beverage now contracts to purchase from the Miller Brewing Company on an exclusive basis.

     On December 31, 2001 Capital sold its Miller products at the request of the Miller Brewing Company in compliance with their national consolidation plan. Phoenix Beverage paid Capital Beverage Two Million Six Hundred Fifty Thousand Dollars ($2,650,000) for that acquisition.

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

     On June 29, 2001, pursuant to the Purchase Agreement, the Company purchased all of the assets of Prospect's business which related to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consisted of the assumption by the Company of certain liabilities of Prospect and the issuance of an aggregate of five hundred thousand (500,000) shares of the common stock of the Company to the shareholders of Prospect. Inclusive with the acquisition came the following national brands:
Colt 45, Old Milwaukee, Schaefer, Schlitz, Champale, Schmidts, Stroh, Piels, McSorleys and an extensive list of various imports.

     All of the distributor agreements are subject to termination on short notice by the brewers. However, New York State has one of the strongest franchise state laws in the country which provides for fair market value compensation in the event of termination.

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

     In connection with the acquisition, the Company received financing from the Connecticut Bank of Commerce in the principal amount of approximately $5,000,000. The proceeds of the loan were used to satisfy certain of the liabilities of Prospect and for other working capital purposes.

     The Company will continue to seek other additions to its product lines that compliment the brand portfolio.

Expanding Customer Base

     In 1999 the Company turned the Pittsburgh brand beer "Prime Time" into a well known brand with a substantial customer base in the metropolitan New York area. By mid-year the Company, after obtaining its brewery license, introduced its own brand, "Night Flight" and this brand is steadily growing. In 2001 these brands accounted for over 548,099 case sales (12oz. equivalents)

     The Company has tripled its customer base in the past year and has become an effective alternative for brands seeking distribution in the difficult New York market. The Company will continue to look at products that will compliment its existing brand portfolio and allow for continued growth in its active customer base. To further this growth the Company has initiated a plan to extend its direct distribution operation into the Long Island, New York market.

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

     The Company maintains its pre-sell sales force and its driver-sell sales force to increase its direct distribution in the entire metropolitan market. Beyond that and because of the size of its territory the Company also relies on independent licensed beverage wholesalers that are responsible for hiring and maintaining their own staffs and trucking fleets to distribute their products to the wholesale and/or retail customers.

     The Company's objective in utilizing these alternate means of distribution to service each sector within the territory is to increase effective sales and distribution efforts.

Advertising

     The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in various advertising programs established by the breweries. A proposed budget of $.05 per case based upon actual sales during Fiscal 2002 will enable the Company to allocate toward advertising.

Employees

     As of December 31, 2001, the Company employed a staff of 124, including 4 sales supervisors, 6 sales manager, 32 sales people, and 24 managerial/administrative and 58 distribution employees. The Company has a collective bargaining agreement with Local 918 and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

     The business conducted by the Company is highly competitive. As of December 31, 2001, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

Sources of Supply

     In addition to purchasing products directly from Pabst and Pittsburgh Brewing, the Company intends to purchase products from a number of nationally known beer and beverage companies. Since there are other manufacturers of alcoholic and nonalcoholic products sold by the Company, the Company does not anticipate difficulty in obtaining such products if its relationship with one or more of its suppliers terminates. Management of the Company believes that except for Pabst and Pittsburgh, the loss of any supplier will not adversely affect the Company's business. Termination of the Company's Distributorship Agreement with Pabst and/or Pittsburgh could have a materially adverse effect on the business of the Company.

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

Item 2.  PROPERTIES.

     The main offices and warehouse location for products are at 700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231. There is over 200,000 sq. ft. of usage at this location at a cost of $28,173.91 per month. The lease on this location is with Erie Basin Marine Associates. Management of the Company believes that the rent paid by the Company under this lease is less than the fair market value of similar premises within the area in which the Company's administrative offices are located.

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

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Units, Common Stock and Class A Warrants commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbols "CBEVU," "CBEV" and "CBEVW," respectively. The Common Stock and Warrants are regularly quoted and traded on the OTC Bulletin Board. The Company's securities were delisted by the NASDAQ Stock Market on June 19, 2001.

     The following table indicates the high and low closing prices for the Company's, Common Stock and Class A Warrants for the period from January 1, 1998 to December 31, 2000 based upon information supplied by the NASDAQ system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

2000 Fiscal Year                                        Quoted Price
----------------                                        ------------
                                                     High             Low
                                                     ----             ---
First Quarter                                        4.125            2.25
Second Quarter                                       4.313            1.875
Third Quarter                                        3.188            1.625
Fourth Quarter                                       1.625            .313


2001 Fiscal Year                                         Quoted Price
----------------                                         ------------
                                                     High             Low
                                                     ----             ---
First Quarter                                         .969             .25
Second Quarter                                       1.56              .35
Third Quarter                                         .60              .35
Fourth Quarter                                        .50              .25

Class A Warrants


2000 Fiscal Year                                         Quoted Price
----------------                                         ------------
                                                      High             Low
                                                      ----             ---
First Quarter                                         .938             .500
Second Quarter                                        .719             .375
Third Quarter                                         .813             .375
Fourth Quarter                                        .375             .031


2001 Fiscal Year                                         Quoted Price
----------------                                         ------------
                                                      High             Low
                                                      ----             ---
First Quarter                                         .125             .031
Second Quarter                                        .187             .031
Third Quarter                                         .09              .01
Fourth Quarter                                        .09              .01

     On March 19, 2002 the closing price of the Common Stock as reported on The OTC Bulletin Board was $.50. On March 8, 2002 the closing price for the Class A Warrant reported on OTC Bulletin Board was $.01. On April 3, 2002 there were 23 holders of record of Common Stock.

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

Results of Operations

     Net sales for the year ended December 31, 2001 were $21,337,676, reflecting an increase of $4,165,555 or 24% from the $17,172,121 of net sales for the year ended December 31, 2001. The increase in the year ended December 31, 2001 resulted from the acquisition of Prospect Beverages Inc. in June 2001.

     Cost of sales was $15,965,943 or 75% of net sales for the year ended December 31, 2001, as compared to $14,537,102 or 85% of net sales for year ended December 31, 2000. The decrease in cost of goods sold as a percentage of sales for the year ended December 31, 2001, was due primarily to the addition of the Colt 45 brand which was added to our portfolio in the acquisition of Prospect Beverages Inc. in June of 2001.

         Selling, general and administrative expenses for the year ended December 31, 2001 were $6,462,819 as compared to $3,632,677 for the respective 2000 period. The increase in the year ended December 31, 2001 was due primarily to the costs incurred in the acquisition of Prospect Beverages Inc., as well as the increase in costs to deliver the higher sales volume.

     Interest expense for year ended December 31, 2001 was $342,115 as compared to $55,872 for the respective 2000 period. The increase in the year ended December 31, 2001 was due primarily to interest paid on the new CBC Bank line of credit and additional leases acquired with the acquisition in June of 2001.

     Interest income for the year ended December 31, 2001 was $130 as compared to $29,689 for the respective 2000 period. The decrease in the twelve-month period resulted from the decrease in average cash balance invested in the Vista account.


Liquidity and Capital Resources

     Cash used in operations for the year ended December 31, 2001 was $307,815. The increase in inventories of $239,904 was due to higher purchases of inventory caused by the additional products added to our product line due to the acquisition.

     Working   capital   decreased   from  $592,543  at  December  31,  2000  to
($1,037,327) at December 31, 2001 due to the incurrence of bank debt for the purchase of distribution franchise rights.

     At December  31,  2001 the  Company's  primary  sources of  liquidity  were
$2,272,786  in  cash,   $381,190  in  accounts   receivable  and  $1,914,892  in
inventories.

     Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2002.

Item 7.  FINANCIAL STATEMENTS.

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT.

Directors and Executive Officers

     The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               Name                 Age    Position Held

         Carmine N. Stella          49     President, Chief Executive Officer,
                                           Chairman of the Board of Directors

         Anthony Stella             51     Vice President of Sales and Marketing

         Carol Russell*             46     Secretary, Treasurer and Director

         Joseph M. Luzzi*           54     Director

         Michael Matrsciani*        46     Director

         Daniel Matrisciani         55     Director and Vice President
                                           of Operations

         Vito Cardinale*            42     Director
-----------------------
*  Member of the Compensation Committee and/or Audit Committee.

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

     Michael Matrisciani - Mr. Matriscinai has been a Director of the Company since June 2001. Mr. Matrisciani has been in the beverages distribution his entire career. He managed a group of beverage centers for years before entering into the wholesale business. Mr. Matrisciani started with Prospect Beverages, Inc. as a sales manager and went on to become a principal and CFO. He has certificates in finance and real estate from NYU in NYC. He is also a Dale Carnegie graduate. Mr. Matrisciani is a board member of the New York State Beer Wholesalers association and board member of SCI, an international conservation and humanitarian organization.

     Daniel Matrisciani - Mr. Matrisciani has been a Director and Vice President of Operations since June 2001. Mr. Matrisciani has been involved in the beer business for almost 40 years. He has successfully owned and operated, with his partners a chain of Thrifty Beverage Centers in the NYC market place. Mr. Matrisciani was a principal and director of wholesaler relations with Prospect Beverages, Inc. a company he founded with his partners in 1981. Mr. Matrisciani is a decorated veteran of the Vietnam conflict, having served as a crew chief on a UH-1B helicopter gunship (huey).

     Vito Cardinale - Mr. Cardinale has been a Director of the Company since June 2001. Mr. Cardinale has held various positions as President and CEO of Cardinale Enterprises Inc., a real estate holding and business venture corporation. With holdings in various companies from 1981 to the present. Mr. Cardinale is currently CEO of School Time Products, Inc., an educational publisher and wholesaler distributor to the New York City Board of Education. He is also President, and CEO, of Unlimited Office Products, Inc., an office equipment company, PC and technology company selling throughout the New York City metropolitan area. Mr. Cardinale holds a B.S. degree in Industrial and Mechanical Engineering from the City University of N.Y. Mr. Cardinale has held positions as President, Vice President and Board Member for various organizations, such as Gateway Rotary, Chamber of Commerce, YMCA and Make A Wish Foundation (Rainbow's Hope). He is also a life member of Safari Club International, North American Hunting Club, Buck Masters, the Sheep Foundation, Bass Masters and other various sporting organizations throughout the world.

     The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Company's 1996 Incentive Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Carol Russell, Michael Matrisciani and Joseph Luzzi.

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

     The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

     Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2001 Form 10-KSB.

     The audit committee consists of three members Carol Russell, Vito Cardinale and Joseph Luzzi, all of whom are "independent" (as defined in the listing standards maintained by the Nasdaq Stock Market).

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

     Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

     The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 1999, 2000 and 2001.

                           Summary Compensation Table

                                        Annual Compensation Awards                   Long-Term Compensation
-------------------------------------------------------------------                  -----------------------
        (a)                         (b)       (c)                  (d)                     (e)          (f)

                                                               Other Annual           Restricted   Stock Option
Name and Principal Position         Year    Salary             Compensation              Award        Grants
--------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   2001     $300,504.20           -0-                    -0-             -0-
President, Chief Executive
 Officer,                           2000     $301,982.00           -0-                    -0-             -0-
Chairman of the Board               1999     $302,642.96           -0-                    -0-             -0-



Anthony Stella                      2001     $181,977.18           -0-                    -0-             -0-
Vice President of Sales             2000     $171,146.00           -0-                    -0-             -0-
and Managing Director               1999     $171,528.96           -0-                    -0-             -0-



Carol Russell                       2001     $101,750.74           -0-                    -0-             -0-
Secretary Treasurer                 2000     $ 82,500.00           -0-                    -0-             -0-
and Director                        1999     $ 88,000.44           -0-                    -0-             -0-


Daniel Matrisciani                  2001     $100,297.69           -0-                    -0-             -0-
Vice President of
Operations and Director

     There were no options granted or exercised during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

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

     As of June 2001, the Company entered into an employment agreement with Alex Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of supplier relationships. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the term for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $172,000. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's vice president of operations. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Michael Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of administration. The term of Mr. Matrisciani's employment under the agreement is three years in favor of Mr. Matrisciani to extend the term of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of sales and marketing. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company's vice president of sales and marketing. The term of Mr. Stella's employment under the agreement is three years with options in favor of Mr. Stella to extend the terms of an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company's performance. Mr. Stella's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

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

     The following table sets forth as of April 3, 2002, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:



Name and Address of            Shares of                       Percentage (%) of
Beneficial Owner (1)       Common Stock Owned                     Common Stock
---------------------      ------------------                  -----------------
Carmine Stella(2)                709,091                              22.3%
Anthony Stella(3)                 77,273                               2.4%
Carol Russell                       0                                   0
Joseph Luzzi                        0                                   0
Alex Matrisciani(4)              166,666                               5.2%
Michael Matrisciani(4)              0                                   0
Daniel Matrisiciani(4)           166,667                               5.2%
Vito Cardinale                     ---                                 ---
Monty Matrisciani(4)             166,667                               5.2%
All officers and
directors as a group
(seven (7) persons)

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York 11231.

(2) Does not include 333,600 shares of Common Stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.

(3) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.

(4)  Alex  Matrisciani,   Michael  Matrisciani,  Daniel  Matrisciani  and  Monty
Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     In 2001 the Company's recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. The services provided were compensated through the value of scrap material picked up by Boro Recycling.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item     a.                EXHIBITS AND REPORTS ON FORM 8-K
                           ---------------------------------

(a)(1)  Financial Statements.
                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                              FINANCIAL STATEMENTS



                                      INDEX
                                                                 Page Number
                                                             -------------------
INDEPENDENT AUDITORS' REPORT                                         F - 2
CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 3

       Statements of Operations                                      F - 4

       Statements of Stockholders' Equity                            F - 5

       Statements of Cash Flows                                      F - 6

       Notes to Financial Statements                            F - 7 to F - 17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

     We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation and
Subsidiary as of December 31, 2001 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                /s/Feldman Sherb & Co, P.C.
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
March 21, 2002

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $         2,272,786
     Accounts receivable - net of allowance for doubtful
         accounts of $346,106                                           381,190
     Inventories                                                      1,914,892
     Prepaid expenses and other current assets                            9,251
                                                              ------------------
      TOTAL CURRENT ASSETS                                            4,578,119

PROPERTY AND EQUIPMENT                                                  286,825

DISTRIBUTION LICENSE                                                  5,218,462

OTHER ASSETS                                                            145,047
                                                              ------------------

                                                            $        10,228,453
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $         2,344,790
     Accrued expenses and taxes                                          93,180
     Due to officer                                                      19,148
     Revolving loans                                                  1,684,683
     Notes payable                                                      136,361
     Current portion of long-term debt                                1,150,840
     Current portion of capital lease obligations                        61,444
     Accrued dividends on preferred stock                               125,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    5,615,446
                                                              ------------------

CAPITAL LEASE OBLIGATIONS                                               147,966

LONG-TERM DEBT                                                        2,190,901

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued
      and outstanding                                                      -
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,178,409 shares                             3,179
     Additional paid-in capital                                       5,747,773
     Accumulated deficit                                             (3,476,812)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                   2,274,140
                                                              ------------------

                                                            $        10,228,453
                                                              ==================




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year Ended December 31,
                                              ----------------------------------
                                                   2001                2000
                                              ---------------   ----------------


NET SALES                                  $      21,337,676  $      17,172,121
COST OF SALES                                     15,965,943         14,537,102
                                              ----------------  ----------------
GROSS PROFIT                                       5,371,733          2,635,019
                                              ----------------  ----------------

COSTS AND EXPENSES:
     Selling and delivery                          1,127,041          1,214,583
     General and administrative                    5,335,778          2,418,094
                                              ----------------  ----------------
                                                   6,462,819          3,632,677
                                              ----------------  ----------------

LOSS FROM OPERATIONS                              (1,091,086)          (997,658)

INTEREST EXPENSE                                    (342,115)           (55,872)

INTEREST INCOME                                          130             29,689
                                              ----------------  ----------------

NET LOSS BEFORE GAIN ON
 SALE OF DISTRIBUTION RIGHTS                      (1,433,071)        (1,023,841)

GAIN ON SALE OF DISTRIBUTION RIGHTS                2,005,617               -
                                              ----------------  ----------------

NET INCOME (LOSS)                                    572,546         (1,023,841)

PREFERRED STOCK DIVIDENDS                               -               (45,500)
                                             ----------------   ----------------

NET INCOME (LOSS) APPLICABLE
 TO COMMON SHAREHOLDERS                    $         572,546  $      (1,069,341)
                                             =================  ================

INCOMES (LOSS) PER SHARE
  - BASIC AND DILUTED                      $            0.22  $           (0.42)
                                             =================  ================

WEIGHTED AVERAGE NUMBER OF SHARES
 USED IN CALCULATION OF BASIC AND
 DILUTED LOSS PER SHARE                            2,628,409          2,528,409
                                             =================  ================




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                   Preferred Stock           Common Stock           Additional                            Total
                             ------------------------  -------------------------     Paid-In         Accumulated       Stockholders'
                               Shares        Amount      Shares       Amount         Capital           Deficit            Equity
                             ----------    ----------  -----------   -----------   ------------     --------------    --------------
Balance December 31, 1999      300,000   $    3,000     2,378,409   $    2,379     $  5,365,573    $  (2,980,017)    $    2,390,935

 Conversion of preferred
  to common                   (300,000)      (3,000)      300,000          300            2,700             -                 -

 Net loss                         -            -             -            -                -          (1,023,841)        (1,023,841)

 Dividends payable to
  preferred shareholders          -            -             -            -                -             (45,500)           (45,500)

                             ----------    -----------  ----------   -----------   -------------    ----------------  --------------
Balance December 31, 2000         -            -        2,678,409        2,679        5,368,273       (4,049,358)         1,321,594

 Acquisition of assets            -            -          500,000          500          379,500             -               380,000

 Net income                       -            -             -           -                 -             572,546            572,546

                             ----------    ------------ -----------  -----------   -------------    ----------------  --------------
Balance December 31, 2001         -      $     -        3,178,409   $    3,179   $    5,747,773    $ (3,476,812)     $    2,274,140
                             ==========    ============ ===========  ===========   =============    ================  ==============











                See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31,
                                             -----------------------------------
                                                    2001              2000
                                             ------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $           572,546      $    (1,023,841)
                                             ------------------  ---------------
 Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
   Depreciation and amortization                   373,581              193,217
   Gain on sale of distribution license         (2,005,617)                -

 Changes in assets and liabilities:
  Accounts receivable                              231,271              298,859
  Inventories                                      239,904              (78,137)
  Prepaid expenses                                  11,007                7,505
  Deferred expenses                                (10,284)            (107,880)
  Other assets                                      (9,737)               7,547
  Accounts payable and accrued expenses            289,514              291,190
                                             ------------------  ---------------
   Total adjustments                              (880,361)             612,301
                                             ------------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES             (307,815)            (411,540)
                                             ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of distribution license       2,650,000                -
 Purchase of equipment                                 -                 (1,008)
                                             ------------------  ---------------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                            2,650,000               (1,008)
                                             ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Revolving loans                                   (91,454)                -
 Proceeds from officer                              19,148                 -
 Principal payments of
  capital lease obligations                        (32,424)             (20,139)
 Payment of accrued dividends
  on preferred stock                               (75,000)            (199,613)
 Payments of long-term debt                        (81,011)             (74,292)
                                             ------------------  ---------------
NET CASH USED IN FINANCING ACTIVITIES             (260,741)            (294,044)
                                             ------------------  ---------------

INCREASE (DECREASE) IN CASH                      2,081,444             (706,592)

CASH - BEGINNING OF YEAR                           191,342              897,934
                                             ------------------  ---------------

CASH - END OF YEAR                     $         2,272,786      $       191,342
                                             ==================  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest               $           497,054      $        55,713
                                              ================== ===============

SUPPLEMENTAL NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
 Capital lease obligations             $            14,647      $       180,942
                                              ================== ===============
 Acquisition of assets for stock       $           380,000      $          -
                                              ================== ===============


                 See notes to consolidated financial statements.

                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     The Company entered into an Asset Purchase Agreement, dated May 4, 2001 (the "Agreement"), to acquire certain assets and liabilities of Prospect Beverages Inc., a New York corporation ("Prospect"). Prospect is a Brooklyn based Pabst Distributor of Colt-45 Malt Liquor and other beverages. The Company is presently doing business as Diversified Distributors Network.

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

     Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the year ended December 31, 2001 and 2000 was $88,603 and $33,217, respectively.

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

     Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. Amortization is provided on a straight-line basis over twenty years.

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

     Stock based compensation - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations -
     Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management believes that the implementation of this standard will have no impact on the Company's results of operations and financial position.

3.   DISTRIBUTION LICENSE

     In December 2001 the Company sold an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement to Phoenix Beverages, Inc. ("Phoenix") for $2,650,000. The gain on the sale was $2,005,617.

     The Company acquired distribution rights as part of the agreement with Prospect. The carrying value of the distribution rights is $5,603,479 which is amortized over twenty years. Accumulated amortization for the year ended December 31, 2001 was $385,017.


4.   DUE TO OFFICER

     An officer of the Company made advances during the year. The advances bear no interest and are due on demand. The balance as of December 31, 2001 was $19,148.

5.   REVOLVING LOANS

     In connection with the acquisition, the Company received financing in the principal amount of $5,000,000. The proceeds of the loan were used to satisfy certain of the liabilities of Prospect and for other working capital purposes. The loan carries an interest rate of prime plus 2% and is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. In July 2001 the Company agreed to a term loan for $3,000,000 of the outstanding balance (see Note 5). At December 31, 2001 the outstanding balance was $1,322,315. The Company has also received over advance loans during the year. The interest rate on over advance loans is prime plus 4% the outstanding balance was $362,368 at December 31, 2001.

6.   LONG-TERM DEBT

                  Long-term debt consists of the following:

                  Promissory note payable to State of New York,
                  due in monthly installments of $10,000 including
                  interest at 10%                                   $   404,241
                  Term loan with the Connecticut Bank of Commerce
                  in the amount of $3,000,000 payable in monthly
                  principal installments of $62,500, the loan is
                  collateralized by the Company's accounts
                  receivable, inventory, pledged property and
                  distribution rights                                 2,937,500
                  Promissory note payable to Pabst Brewing Company
                  in weekly installments of $50,000 including an
                  interest rate of prime plus 2% collateralized by
                  the distribution rights                               136,361
                                                                     -----------
                                                                      3,478,102
                  Less current portion                               (1,287,201)
                                                                     -----------
                                                                    $ 2,190,901
                                                                     ===========

6.   INCOME TAXES

     At December 31, 2001 the Company had a net operating loss carryover of $3,500,000 available as offsets against future taxable income, if any, which expire at various dates through 2016. The Company has a deferred tax asset of $1,200,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

     The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:

                                                  Year Ended December 31,
                                                  -----------------------
                                                     2001        2000
                                                  ----------  -----------
         Computed expected income tax (benefit) $ 215,000 $ (400,000) Utilization of net operating loss
          carryforward                             (215,000)        -
         Benefits not recorded                         -         400,000
                                                  ----------  ------------
                                                 $     -     $      -
                                                  ==========  ============


7.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following as of December 31, 2001:

                           Leasehold improvements           $       60,000
                           Computer equipment                       16,418
                           Machinery and equipment                 307,561
                                                             --------------
                                                                   383,979
                           Less accumulated depreciation           (97,154)
                                                             --------------
                                                            $      286,825
                                                             ==============

     The Company has machinery and equipment under capital leases of $209,410.

8.   CAPITAL LEASE OBLIGATIONS

     The Company has various capital lease obligations which are collateralized by equipment. Interest rates under the agreements are 0% to 9.9%, with monthly principal and interest payments of $7,584.

     Future minimum lease payments and the present value of the minimum lease payments under the noncancellable capital lease obligations as of December 31, 2001 are as follows:


              2002                                     $     61,444
              2003                                           61,444
              2004                                           61,444
              2005                                           42,964
              2006                                           12,502
                                                        ------------
              Total future minimum lease payments           239,798
              Less amounts representing interest             30,388
                                                        ------------
              Present value of minimum lease payments       209,410
              Less current maturities                        61,444
                                                        ------------
              Total long - term obligations            $    147,966
                                                        ============


9.   LEASE COMMITMENTS

     In June 2001 the Company moved to the offices and warehouse facilities of Prospect. This space is under a noncancellable operating lease which requires minimum monthly payments of $23,750 through 2012. Rent expense for 2001 and 2000 was $202,059 and $131,500, respectively.

10.  CONCENTRATION OF CREDIT RISK

     The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is mitigated to a degree because of management's knowledge of the local marketplace and the relative creditworthiness of the customers to which it extends credit. Short-term cash investments are placed with high credit quality financial institutions, thereby limiting the amount of credit exposure. The Company maintains its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the Company's cash balances exceeded the insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

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

11.  MAJOR CUSTOMER AND SUPPLIER INFORMATION

     Sales  to a  single  customer  in  2001  accounted  for  10% of net  sales.
     Purchases  from  major   suppliers  were   approximately   $11,100,000  and
     $6,700,000 in 2001 and 2000, respectively.

12.  ACQUISITION

     In May 2001 pursuant to the Agreement, the Company purchased all of the assets of Prospect's business which relate to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consists of the assumption by the Company of certain liabilities of Prospect and the issuance to Prospect shareholders of five hundred thousand (500,000) shares of the common stock of the Company.

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

                  Purchase price                            $        380,000
                  Liabilities assumed                              6,267,358
                  Fair value of assets acquired                   (6,897,010)
                                                             ----------------
                  Reduction of long-term assets             $       (249,652)
                                                             ================


     The following unaudited pro-forma condensed statement of operations for the year ended December 31, 2001 and 2000 reflects the combined results of Capital Beverage and Prospect as if the acquisition had occurred on January 1, 2000.


                                                       December 31, 2001               December 31, 2000
                                                    -------------------------       -------------------------
                  Revenues                     $                  30,244,014  $                   36,042,594
                                                    -------------------------       -------------------------
                  Gross Profit                                     6,998,909                       5,261,501
                                                    -------------------------       -------------------------
                  Operating Expenses                               8,605,396                       7,679,726
                                                    -------------------------       -------------------------
                  Net Loss                     $                 (1,948,472)  $                  (2,939,143)
                                                    -------------------------       -------------------------
                  Net Loss Per Share           $                      (0.61)  $                       (0.97)
                                                    -------------------------       -------------------------

13.  RELATED PARTY TRANSACTION

     The Company's carting and recycling services are provided by an entity whose principle shareholder is also a director of the Company. In 2001 the services provided were compensated through the value of scrap material picked up. The Company paid $61,462 for these services in 2000.

14.  EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance. The contract was renewed for another three years and will expire October, 2003. There were no changes made to the original contract.

     As of June 2001, the Company entered into an employment agreement with Alex Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of supplier relationships. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the term for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $172,000. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's vice president of operations. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Michael Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director or administration. The term of Mr. Matrisciani's employment under the agreement is three years in favor of Mr. Matrisciani to extend the term of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director and sales of marketing. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

     As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company's vice president of sales and marketing. The term of Mr. Stella's employment under the agreement is three years with options in favor of Mr. Stella to extend the terms of an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company's performance. Mr. Stella's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

15.  STOCK OPTIONS AND WARRANTS

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

     1996 Stock Option Plan

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

     175,000 options were granted, on December 30, 1999, and another 175,000 options were granted, on December 29, 2000. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                                2000
                                                         --------------------
         Net loss as reported                                   ($1,023,841)
         Pro forma net loss as reported                         ($1,083,241)
         Net loss per share as reported                              ($0.42)
         Pro forma net loss                                          ($0.43)

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999 and 2000; dividend yield 0%, expected volatility 50%, risk free interest rate 7%, expected lives in years is 5 for the options granted in 1999, and 10 for the options granted in 2000.

     Stock warrant activity for the year ended December 31, 2001 is summarized as follows:

                                                               Weighted average
                                          Number of Shares      exercise price
                                          -----------------  -------------------
         Outstanding at December 31, 2000      350,000      $       1.52
            Granted                               -                  -
            Exercised                             -                  -
                                          -----------------  -------------------
         Outstanding at December 31, 2001       350,000     $       1.52
                                          ================== ===================

     The following table summarizes the Company's stock options and warrants outstanding at December 31, 2001:

                                                      Options and warrants outstanding and exercisable
                                          --------------------------------------------------------------------------
                      Range of exercise        Number          Weighted average         Weighted average exercise
                            price                               remaining life                    price
                     -------------------- ------------------ ---------------------     -----------------------------
               $         3.50 - 3.85                175,000           8            $               3.55
               $            0.05                    175,000           9            $               0.50
                                          ------------------
                                                    350,000
                                          ==================

(a) (2)  Exhibits

     A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

Item 27. Exhibits.

 1.1     Form of Underwriting Agreement.*
 1.2     Form of Agreement Among Underwriters.*
 1.3     Form of Selected Dealer Agreement.*
 3.1     Certificate of Incorporation.*
 3.2     Certificate of Designations, As Amended,
         Relating to Series A Preferred Stock.*
 3.3     Form of Certificate of Designations Relating to
         Series B Preferred Stock.*
 3.4     ByLaws.*
 4.1     Specimen Common Stock Certificate.*
 4.2     Specimen Series A Preferred Stock Certificate.*
 4.3     Specimen Series B Preferred Stock Certificate.*
 4.4     Specimen Class A Warrant Certificate.*
 4.5     Form of Convertible Bridge Note.*
 4.6     Form of Class A Warrants Issued to Certain Members of Management.*
 4.7     Form of Class A Warrants Issued in 1996 Private Placement Financing.*
 4.8     Form of Representative's Unit Purchase Option Agreement.*
 4.9     Form of Warrant Agreement.*
10.1     Agreement with Consolidated Beverage Corp. relating to
         Pabst Distribution Rights *
10.2     Form of Series of Promissory Notes to
         Consolidated Beverage Corporation *
10.3     Bill of Sale from Consolidated Beverage Corp. to Registrant.*
10.4     Distributorship Agreement with Pabst Brewing Company *
10.5     Agency Agreement with Vito Santoro, Inc.*
10.6     Employment Agreement between Registrant and Carmine N. Stella.*
10.7     1996 Incentive Stock Option Plan.*
10.8 Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*
10.9     Merger Agreement relating to Vito Santoro, Inc.*
10.10    Asset Purchase  Agreement,  dated as of May 4, 2001 between
         Registrant and Prospect Beverage  Corporation
         (Incorporated by reference to Registrant's Current Report on
          Form 8-K filed on May 14, 2001.)
10.11 Voting Agreement, dated as of June 29, 2001, among Carmine Stella and Anthony Stella, Monty Matrisciani, Michael Matrisciani,
         Daniel Matrisciani and Alex Matrisciani, Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant's Current Report on Form 8-K/A filed on December 31, 2001.)
10.12 Employment Agreement, dated as of June 29, 2001, between Registrant and Alex Matrisciani.
10.13    Employment Agreement, dated as of June 29, 2001 between
         Registrant and Daniel Matrisiciani.
10.14    Employment Agreement, dated as of June
         29, 2001, between Registrant and Michael Matrisiciani.

10.15 Employment Agreement, dated as of June 29, 2001, between Registrant and Monty Matrisiciani. * Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

(b)      Reports on Form 8-K.

(1) Current Repot on Form 8-K/A filed on October 19, 2001 with respect to Items 1, 2, 5, 7 and 9.

(2) Current Report on Form 8-K/A filed on November 19, 2001 with respect to Items 1, 2, 5, 7 and 9.

(3) Current Report on Form 8-K/A filed on December 13, 2001 with respect to Items 1, 2, 5, 7 and 9.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 8 day of April, 2002.

                                   CAPITAL BEVERAGE CORPORATION


                                   By:/s/ Carmine N. Stella
                                   -----------------------------
                                          Carmine N. Stella
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                          Title                        Date


/s/ Carmine N. Stella      Chief Executive Officer,            April 8, 2002
---------------------      President and Chairman of
Carmine N. Stella          the Board of Directors



/s/Carol Russell           Secretary and Treasurer             April 8, 2002
------------------         and Director
Carol Russell

/s/ Joseph Luzzi           Director                            April 8, 2002
------------------
Joseph Luzzi

/s/ Anthony Stella         Vice President of Sales             April 8, 2002
-------------------        and Managing Director
Anthony Stella

/s/ Michael Matrisciani    Director                            April 8, 2002
------------------------
Michael Matrisciani

/s/ Daniel Matrisciani     Director and Vice                   April 8, 2002
------------------------   President of Operations
Daniel Matrisciani

/s/ Vito Cardinale          Director                           April 8, 2002
-------------------
Vito Cardinale