Form 10QSB
period 2002-03-31
CAPITAL BEVERAGE CORP
filed 2002-05-15
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           13-3878747
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

    700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231
               (Address of Principal Executive Office) (Zip Code)

                                 (718) 488-8500
               (Registrant's telephone number including area code)

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 15, 2002 was 3,178,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                 March 31, 2002

                                      INDEX
                                                                      PAGE
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of March 31, 2002                            3

           Statement of Operations for the three-months
              ended March 31, 2002 and 2001                              4

           Statement of Cash Flows for the three-months
              ended March 31, 2002 and 2001                              5

           Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis or Plan of Operations     7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                9

Signatures                                                              10

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a Diversified Distributors Network

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
     Cash                                                  $             27,425
     Accounts receivable - trade, net of
       allowance for doubtful accounts of $346,106                      455,072
     Inventories                                                      3,501,657
     Prepaid expenses and other                                           9,624
                                                             -------------------
         TOTAL CURRENT ASSETS                                         3,993,778

PROPERTY AND EQUIPMENT, less accumulated depreciation
       of $113,829                                                      270,001

OTHER ASSETS:
     Intangible assets                                                5,218,462
     Other assets                                                       147,037
                                                             -------------------
                                                                    $ 9,629,278
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                        $            759,237
     Accounts payable                                                 2,179,596
     Accrued expenses and taxes                                         167,527
     Revolving loans                                                  1,671,625
     Due to officer                                                       5,148
     Deposits payable                                                    15,000
     Current portion of long-term debt                                  836,448
     Current portion of capital lease obligations                        48,549
     Accrued dividends on preferred stock                               100,000
                                                             -------------------
         TOTAL CURRENT LIABILITIES                                    5,783,130
                                                             -------------------

CAPITAL LEASE OBLIGATIONS                                               145,020

LONG-TERM DEBT                                                        2,046,420

STOCKHOLDERS' EQUITY:
     Common stock, $ .001 par value;
       authorized 20,000,000 shares;
       issued and outstanding 3,178,409 shares                            3,179
     Additional paid-in capital                                       5,747,773
     Accumulated deficit                                             (4,096,244)
                                                             -------------------
         TOTAL STOCKHOLDERS' EQUITY                                   1,654,708
                                                             -------------------
                                                           $          9,629,278
                                                             ===================



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                     d/b/a Diversified Distributors Network

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended March 31,
                                              ----------------------------------
                                                 2002                    2001
                                              ----------------------------------
                                             (Unaudited)            (Unaudited)

SALES                                     $   6,075,053        $      2,632,568

COST OF GOODS SOLD                            4,557,319               2,154,529
                                          -------------------   ----------------
GROSS PROFIT                                  1,517,734                 478,039
                                          -------------------   ----------------
OPERATING EXPENSES
     Selling and delivery                       422,169                 233,020
     General and administrative               1,593,997                 566,961
                                          -------------------   ----------------
                                              2,016,166                 799,981
                                          -------------------   ----------------
LOSS FROM OPERATIONS                           (498,432)               (321,942)

INTEREST EXPENSE                               (123,302)                (15,048)

INTEREST INCOME                                   2,302                     120
                                          -------------------   ----------------
NET LOSS                                  $    (619,432)        $      (336,870)
                                          ===================   ================

LOSS PER  COMMON SHARE -
  BASIC AND DILUTED                       $       (0.19)         $        (0.13)
                                           ==================   ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES      3,178,409               2,678,409
                                           ==================   ================




    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a Diversified Distributors Network

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                          ---------------------------------------------
                                                                  2002                    2001
                                                          ---------------------------------------------
                                                              (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $     (619,432)          $    (336,870)
                                                          ---------------------   ---------------------
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                           16,824                  53,609

     Changes in assets and liabilities:
         Increase in accounts receivable                        (73,882)                (16,802)
         (Increase) decrease in inventories                  (1,586,765)                505,552
         (Increase) decrease  in prepaid expenses                  (373)                  3,073
         Increase in deferred expenses                                -                 (10,284)
         (Increase) decrease in other assets                     (1,990)                   (393)
         Increase in deposits payable                            15,000                       -
         Increase (decrease) in accounts payable and
           accrued expenses                                     (90,847)               (218,760)
                                                          ---------------------   ---------------------
                                                             (1,722,033)                315,995
                                                          ---------------------   ---------------------
NET CASH USED IN OPERATING ACTIVITIES                        (2,341,465)                (20,875)
                                                          ---------------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                            (13,058)                      -
     Payments to officer                                        (14,000)                      -
     Principal payments of capital lease obligations            (15,841)                (12,943)
     Payment of accrued dividends on preferred stock            (25,000)                      -
     Cash overdraft                                             759,237                       -
     Payment of long-term debt                                 (458,873)                      -
     Decrease in  note payable                                 (136,361)                (19,600)
                                                          ---------------------   ---------------------
NET CASH USED IN FINANCING ACTIVITIES                            96,104                 (32,543)
                                                          ---------------------   ---------------------
NET DECREASE IN CASH                                         (2,245,361)                (53,418)

CASH - BEGINNING OF PERIOD                                    2,272,786                 191,342
                                                          ---------------------   ---------------------
CASH - END OF PERIOD                                      $      27,425           $     137,924
                                                          =====================   =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid for interest                               $     123,302  $               15,048
                                                          =====================   =====================





    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

  Results of Operations

        Net sales for the three months ended March 31, 2001 were $6,075,053 reflecting an increase of $3,442,485 or 131% from $2,632,568 of net sales for the three months ended March 31, 2001. The increase in the three months ended March 31, 2002 resulted primarily from the acquisition of Prospect Beverage Inc. in June, 2001.

        Cost of sales was $4,557,319 or 75% of net sales for the three month period in 2002, as compared to $2,154,529 or 82% of net sales for the three month period ended in 2001. The decrease in cost of goods sold as a percentage of sales for the three months ended March 31, 2002, was due primarily to the addition of new brands which were added to our portfolio in the acquisition of Prospect Beverages, Inc. in June of 2001, specifically the Colt 45 label.

        Selling, general and administrative expenses for the three-month period ended March 31, 2002 were $2,016,166 as compared to $799,981 for the respective 2001 period. The increase in the three months ended March 31, 2002 was due primarily to the costs incurred in the acquisition of Prospect Beverages Inc., as well as the increase in costs to deliver the higher sales volume.

        Interest expense for the three-month period ended March 31,2002 was $123,302 as compared to $15,048 for the respective 2001 period. The increase in the three-month period ended March 31,2002 was due primarily to interest paid on the new CBC Bank line of credit and additional leases acquired with the acquisition in June of 2001.

         Interest income for the three-month period ended March 31, 2002 was $2,302 as compared to $120 for the respective 2001 period. The increase in the three-month period resulted from interest earned on the escrow funds relating to the sale of the Miller rights.

Liquidity and Capital Resources

         Cash used in operations for the three months ended March 31, 2002 was $2,341,465. The increase in inventories of $1,586,765 was due to higher purchases of inventory caused by the additional products added to our product line due to the acquisition.

         Working capital decreased from $(1,037,327) at December 31, 2001 to $(1,789,352) at March 31, 2002 due to the operating loss of the Company.

         At March 31, 2002, the Company's primary sources of liquidity were $27,425 in cash, $455,072 in accounts receivable and $3,501,657 in inventories.

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

                                                  CAPITAL BEVERAGE CORPORATION



Date: May 15, 2002                          /s/Carmine N. Stella, President and
                                               Chief Executive Officer,
                                               as Registrant's duly authorized
                                               officer

                                            /s/Carol Russell,
                                               Secretary and Treasurer