Form 10QSB/A
period 2002-03-31
CAPITAL BEVERAGE CORP
filed 2002-08-13
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No.1

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

    700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231
    ------------------------------------------------------------------------
               (Address of Principal Executive Office)             (Zip Code)

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

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a Diversified Distributors Network

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
 Cash                                                      $             27,425
 Accounts receivable - trade,
  net of allowance for doubtful
  accounts of $346,106                                                  455,072
 Inventories                                                          3,501,657
 Prepaid expenses and other                                               9,624
                                                             -------------------
         TOTAL CURRENT ASSETS                                         3,993,778

PROPERTY AND EQUIPMENT,
 less accumulated depreciation
 of $113,829                                                            270,001

OTHER ASSETS:
 Intangible assets                                                    4,358,462
 Other assets                                                           147,037
                                                             -------------------
                                                           $          8,769,278
                                                             ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash overdraft                                            $            759,237
 Accounts payable                                                     2,179,596
 Accrued expenses and taxes                                             167,527
 Revolving loans                                                      1,671,625
 Due to officer                                                           5,148
 Deposits payable                                                        15,000
 Current portion of long-term debt                                      836,448
 Current portion of capital lease obligations                            48,549
 Accrued dividends on preferred stock                                   100,000
                                                             -------------------
         TOTAL CURRENT LIABILITIES                                    5,783,130
                                                             -------------------

CAPITAL LEASE OBLIGATIONS                                               145,020

LONG-TERM DEBT                                                        2,046,420

STOCKHOLDERS' EQUITY:
 Common stock, $ .001 par value;
  authorized 20,000,000 shares;
  issued and outstanding 3,178,409 shares                                 3,179
 Additional paid-in capital                                           5,747,773
 Accumulated deficit                                                 (4,956,244)
                                                             -------------------
         TOTAL STOCKHOLDERS' EQUITY                                     794,708
                                                             -------------------
                                                           $          8,769,278
                                                             ===================



    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION

                     d/b/a Diversified Distributors Network

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended March 31,
                                  ----------------------------------------------
                                         2002                     2001
                                  ----------------------------------------------
                                      (Unaudited)            (Unaudited)


SALES                            $     6,075,053         $     2,632,568
COST OF GOODS SOLD                     4,557,319               2,154,529
                                  ----------------------   ---------------------
GROSS PROFIT                           1,517,734                 478,039
                                  ----------------------   ---------------------
OPERATING EXPENSES
 Selling and delivery                    422,169                 233,020
 General and administrative            1,593,997                 566,961
                                  ----------------------   ---------------------
                                       2,016,166                 799,981
                                  ----------------------   ---------------------
LOSS FROM OPERATIONS                    (498,432)               (321,942)

INTEREST EXPENSE                        (123,302)                (15,048)

INTEREST INCOME                            2,302                     120

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                (860,000)                      -
                                  ----------------------   ---------------------
NET LOSS                         $    (1,479,432)        $      (336,870)
                                  ======================   =====================

LOSS PER  COMMON SHARE - BASIC AND DILUTED:
 NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                     $         (0.19)        $          (0.13)
 CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                 (0.28)                      -
                                  ----------------------   ---------------------
     NET LOSS                   $         (0.47)        $          (0.13)
                                  ======================   =====================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                       3,178,409               2,678,409
                                  ======================   =====================





    The accompanying notes are an integral part of the financial statements.

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a Diversified Distributors Network

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three Months Ended March 31,
                                            ------------------------------------
                                                2002                    2001
                                            ------------------------------------
                                              (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                 $  (1,479,432)        $      (336,870)
                                            -----------------    ---------------
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization                 16,824                  53,609
   Change in accounting principle               860,000                       -

 Changes in assets and liabilities:
  Accounts receivable                           (73,882)                (16,802)
  Inventories                                (1,586,765)                505,552
  Prepaid expenses                                 (373)                  3,073
  Increase in deferred expenses                       -                 (10,284)
  Other assets                                   (1,990)                   (393)
  Deposits payable                               15,000                       -
  Accounts payable and accrued expenses         (90,847)               (218,760)
                                            -----------------  -----------------
                                               (862,033)                315,995
                                            -----------------  -----------------
NET CASH USED IN OPERATING ACTIVITIES        (2,341,465)                (20,875)
                                            -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Revolving loans                                (13,058)                      -
 Payments to officer                            (14,000)                      -
 Principal payments of capital
  lease obligations                             (15,841)                (12,943)
 Payment of accrued dividends
  on preferred stock                            (25,000)                      -
 Cash overdraft                                 759,237                       -
 Payment of long-term debt                     (458,873)                      -
 Decrease in  note payable                     (136,361)                (19,600)
                                           ------------------  -----------------
NET CASH USED IN (PROVIDED BY)
 FINANCING ACTIVITIES                            96,104                 (32,543)
                                           ------------------  -----------------
NET DECREASE IN CASH                         (2,245,361)                (53,418)
CASH - BEGINNING OF PERIOD                    2,272,786                 191,342
                                           ------------------  -----------------
CASH - END OF PERIOD                      $      27,425       $         137,924
                                           ==================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid for interest               $     123,302      $           15,048
                                           ==================  =================





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

2.  DISTRIBUTION LICENSE


                  Effective January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The Company used a discount rate of 6%. The transitional impairment test for the distribution rights resulted in an non-cash charge of $860,000 in the first quarter of 2002 which was recorded as a cumulative effect of change in accounting principle. Pursuant to SFAS 142 an impairment test was performed during the first quarter of 2002. The impairment test concludes that the Company will recover the full amount of the distribution license over 20 years based on forecasts which begin with actual sales as of April 30, 2002 which increase 5% annually thereafter for increased sales and inflation.

                  The Company acquired these exclusive rights to distribute within the five boroughs of New York City as part of the agreement with Prospect in May 2001. The rights consist of the Pabst brands which make up approximately 58% of sales and include brand names such as Colt 45, Champale and Old Milwaukee. The Pittsburgh brands make up approximately 16% of sales and include brand names such as Nighflight, Mustang Lager and Primetime. Other brands make up 26% of sales and consist mostly of Hansens Energy Drinks. The Company determined that these rights have an indefinite life because the terms of the agreements are indefinite. Furthermore, the franchise law of New York State, states that any terminated distributor is entitled to get "fair market value" for the brand distribution rights.

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

     Cumulative effect of change in accounting principle of $860,000 is a write-down of the distribution license based on the impairment test pursuant to SFAS 142.


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

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         ------------------

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

                  Not applicable

Item 5.  OTHER INFORMATION
         -----------------

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a)     Exhibits:

                          Exhibit 99.1 Certification of Chief Executive Officer

                          Exhibit 99.2 Certification of Secretary and Treasurer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL BEVERAGE CORPORATION


Date: August 13, 2002              /s/Carmine N. Stella, President and
                                      Chief Executive Officer,
                                      as  Registrant's duly authorized officer


                                   /s/Carol Russell,
                                      Secretary and Treasurer