Form 10QSB
period 2002-06-30
CAPITAL BEVERAGE CORP
filed 2002-08-19
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002
                                       OR

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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 15, 2002 was 3,178,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                  June 30, 2002

                                      INDEX
                                                                          PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of June 30, 2002                                3

           Statement of Operations for the three and six-months
            ended June 30, 2002 and 2001                                    4

           Statement of Cash Flows for the six-months
            ended June 30, 2002 and 2001                                    5

           Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis or Plan of Operations        7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                   9

Signatures                                                                 10

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002
                                  (Unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                             $     319,375
 Accounts receivable - net of allowance for
 doubtful accounts of $127,580                                          528,526
 Inventories                                                          2,565,960
 Prepaid expenses and other current assets                               28,048
                                                                   -------------
         TOTAL CURRENT ASSETS                                         3,441,909

PROPERTY AND EQUIPMENT                                                  267,390

DISTRIBUTION LICENSE                                                  4,358,462

OTHER ASSETS                                                            125,900
                                                                   -------------

                                                                  $   8,193,661
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash overdraft                                                   $     805,737
 Accounts payable                                                     2,084,592
 Accrued expenses and taxes                                              91,487
 Current portion of long-term debt                                    2,788,034
 Accrued dividends on preferred stock                                   100,000
                                                                   -------------
         TOTAL CURRENT LIABILITIES                                    5,869,850
                                                                   -------------

CAPITAL LEASE OBLIGATIONS                                               184,226

LONG-TERM DEBT                                                        1,733,668

STOCKHOLDERS' EQUITY:
 Preferred stock, no shares issued and outstanding                          -
 Common stock, $ .001 par value; authorized 20,000,000
  shares; issued and outstanding 3,178,409 shares                         3,179
 Additional paid-in capital                                           5,747,773
 Accumulated deficit                                                 (5,345,035)
                                                                   -------------
         TOTAL STOCKHOLDERS' EQUITY                                     405,917
                                                                   -------------
                                                                  $   8,193,661
                                                                   =============


     The accompanying notes are an integral part of the financial statements

                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                 2002        2001          2002          2001
                              ----------  -----------   -----------  -----------
                              (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)


SALES                       $ 7,847,572  $ 3,260,031  $ 13,922,625  $ 5,892,599

COST OF GOODS SOLD            6,022,093    2,379,187    10,579,412    4,533,716
                             -----------  -----------   ----------   -----------

GROSS PROFIT                  1,825,479      880,844     3,343,213    1,358,883
                             -----------  -----------   -----------  -----------

OPERATING EXPENSES
 Selling and delivery           240,745      221,842       662,914      454,862
 General and administrative   1,845,617      823,201     3,439,614    1,390,162
                              ----------  -----------   -----------  -----------
                              2,086,362    1,045,043     4,102,528    1,845,024
                              ----------  -----------   -----------  -----------

LOSS FROM OPERATIONS           (260,883)    (164,199)     (759,315)    (486,141)

INTEREST EXPENSE               (127,910)     (33,862)     (251,212)     (48,910)

INTEREST INCOME                     -             10         2,302          130

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE            -            -        (860,000)         -
                              ----------  -----------   -----------  -----------

NET LOSS                     $ (388,793) $  (198,051) $ (1,868,225) $  (534,921)
                              ==========  ===========   ===========  ===========


LOSS PER COMMON SHARES -
 BASIC AND DILUTED:

 NET LOSS BEFORE CUMULATIVE
  EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE   $    (0.12) $     (0.07)  $     (0.32) $     (0.20)
 CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNITNG PRINCIPLE   $      -    $       -     $     (0.27) $       -
                             ----------  -----------   -----------  -----------
NET LOSS                    $    (0.12) $     (0.07)  $     (0.59) $     (0.20)
                             ==========  ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES             3,178,409    2,760,827     3,178,409    2,719,845
                             ==========  ===========   ===========  ===========





    The accompanying notes are an integral part of the financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                    Six Months Ended June 30,
                                                    ----------------------------
                                                         2002            2001
                                                    -----------      -----------
                                                     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(1,868,225)      $ (534,921)
                                                    -----------       ----------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                        59,395          121,217
   Bad Debts                                               -                151
   Change in accounting principle                      860,000

 Changes in assets and liabilities:
  Accounts receivable                                 (147,336)         (50,825)
  Inventories                                         (651,068)        (185,204)
  Prepaid expenses                                     (18,797)         (71,516)
  Deferred expenses                                        -            (10,284)
  Other assets                                          19,147           24,020
  Accounts payable and accrued expenses               (261,890)         548,009
  Cash overdraft                                       805,737            9,143
                                                    -----------       ----------
   Total adjustments                                   665,188          384,711
                                                    -----------       ----------

NET CASH USED IN OPERATING ACTIVITIES               (1,203,037)        (159,353)
                                                    -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                              (39,960)             -
     Cash acquired in acquisition                          -             38,824
                                                    -----------       ----------
NET CASH (USED IN) PROVIDED BY INVESTING               (39,960)          38,824
ACTIVITIES                                          -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital lease
      obligations                                      (25,184)         (19,907)
     Due to officer                                    (19,148)             -
     Payments of long-term debt                       (504,722)         (39,629)
     Payment of dividends                              (25,000)         (25,000)
     Notes payable                                    (136,361)           8,982
                                                    -----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING              (710,415)         (75,554)
 ACTIVITIES                                         -----------       ----------

NET DECREASE IN CASH                                (1,953,411)        (186,940)

CASH - BEGINNING OF PERIOD                           2,272,786          191,342
                                                    -----------       ----------

CASH - END OF PERIOD                               $   319,375       $    4,402
                                                    ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest                    $   251,212       $   55,713
                                                    ===========       ==========

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
     Capital lease obligations                     $      -          $  180,942
                                                    ===========       ==========




     The accompanying notes are an integral part of the financial statements

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a Diversified Distributors Network

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

     Statements in this Form 1O-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. Results of Operations

     Net sales for the six months ended June 30, 2002 were $13,922,625 reflecting an increase of $8,030,026 or 136% from $5,892,599 of net sales for the six months ended June 30, 2001. The increase in the six months ended June 30, 2002 resulted primarily from the acquisition of Prospect Beverage Inc. in June, 2001.

     Cost of sales was $10,579,412 or 76% of net sales for the six month period in 2002, as compared to $4,533,716 or 77% of net sales for the six month period ended in 2001. The decrease in cost of goods sold as a percentage of sales for the six months ended June 30, 2002, was due primarily to the addition of new brands which were added to our portfolio in the acquisition of Prospect Beverages, Inc. in June of 2001, specifically the Colt 45 label.

     Selling, general and administrative expenses for the six-month period ended June 30, 2002 were $4,102,528 as compared to $1,845,024 for the respective 2001 period. The increase in the six months ended June 30, 2002 was due primarily to the costs incurred in the acquisition of Prospect Beverages Inc., as well as the increase in costs to deliver the higher sales volume.

     Interest expense for the six-month period ended June 30,2002 was $251,212 as compared to $48,910 for the respective 2001 period. The increase in the six-month period ended June 30,2002 was due primarily to interest paid on the new CBC Bank line of credit and additional leases acquired with the acquisition in June of 2001.

     Interest income for the six-month period ended June 30, 2002 was $2,302 as compared to $130 for the respective 2001 period. The increase in the six-month period resulted from interest earned on the escrow funds relating to the sale of the Miller rights.

     Cumulative effect of change in accounting principle of $860,000 is a write-down of the distribution license based on the impairment test pursuant to SFAS 142.

      Liquidity and Capital Resources

     Cash used in operations for the six months ended June 30, 2002 was $1,203,037. The increase in inventories of $651,068 was due to higher purchases of inventory caused by the additional products added to our product line due to the acquisition. Accounts payable and accrued expense increased by $261,890

     Working capital decreased from $(1,037,327) at December 31, 2001 to $(2,427,942) at June 30, 2002 due to the operating loss of the Company.

     At June 30, 2002, the Company's primary sources of liquidity were $319,375 in cash, $528,526 in accounts receivable and $2,565,960 in inventories.

     Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2002.

    Critical Accounting Policies

     A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. Management believes the application of these policies on a consistent basis enables the Company to provide reliable and useful information about the Company's operating results and financial conditions.

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

                  Not applicable

Item 5.  OTHER INFORMATION
         -----------------

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a)        Exhibits:
                             99.1 Certification of Chief Executive Officer
                             99.2 Certification of Treasurer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CAPITAL BEVERAGE CORPORATION



Date: August 19, 2002               /s/Carmine N. Stella, President and
                                       Chief Executive Officer,
                                       as  Registrant's duly authorized officer



                                    /s/Carol Russell,
                                       Secretary and Treasurer