Form 10QSB
period 2002-09-30
CAPITAL BEVERAGE CORP
filed 2002-11-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                          13-3878747
     (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

            700 Columbia Street, Erie Basin, Brooklyn, New York       11231
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

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 14, 2002 was 3,178,409 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 2002

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                         -------
PART I.      FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements (Unaudited)

              Balance Sheet as of September 30, 2002                        F-2

              Statement of Operations for the nine-months and
               three months ended September 30, 2002 and 2001               F-3

              Statement of Cash Flows for the nine-months
               ended September 30, 2002 and 2001                            F-4

             Notes to Financial Statements                                  F-5

Item 2.      Management's Discussion and Analysis or Plan of Operations     1-3

Item 3.      Controls and Procedures                                         3

PART II.     OTHER INFORMATION

Item 6.      Exhibits and reports on Form 8-K                                4

Signatures                                                                   5

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002     6-7

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $            49,592
     Accounts receivable -
      net of allowance for doubtful accounts of $127,580                516,996
     Inventories                                                      2,965,992
     Prepaid expenses and other current assets                           27,276
                                                              ------------------
         TOTAL CURRENT ASSETS                                         3,559,857

PROPERTY AND EQUIPMENT                                                  255,222

DISTRIBUTION LICENSE                                                  4,358,462

OTHER ASSETS                                                            118,017
                                                              ------------------
                                                            $         8,291,558
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                         $           505,876
     Accounts payable                                                 2,586,878
     Accrued expenses and taxes                                          91,021
     Current portion of long-term debt                                2,976,431
     Accrued dividends on preferred stock                                75,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    6,235,206
                                                              ------------------

CAPITAL LEASE OBLIGATIONS                                               171,990

LONG-TERM DEBT                                                        1,360,718

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                     -
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,178,409 shares                             3,179
     Additional paid-in capital                                       5,747,773
     Accumulated deficit                                             (5,227,308)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     523,644
                                                              ------------------
                                                            $         8,291,558
                                                              ==================




     The accompanying notes are an integral part of the financial statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                                 ---------------------------------------   -----------------------------------------
                                                        2002                 2001                   2002                  2001
                                                 ----------------   --------------------   --------------------     ----------------
                                                      (Unaudited)        (Unaudited)             (Unaudited)          (Unaudited)


SALES                                          $       7,998,358  $           7,717,846  $           21,920,983   $     13,610,445

COST OF GOODS SOLD                                     5,908,118              5,738,187              16,487,530         10,271,903
                                                 ----------------   --------------------   ---------------------    ---------------

GROSS PROFIT                                           2,090,240              1,979,659               5,433,453          3,338,542
                                                 ----------------   --------------------   ---------------------    ---------------

OPERATING EXPENSES
     Selling and delivery                                387,009                512,049               1,049,923            966,911
     General and administrative                        1,468,786              1,620,755               4,908,400          3,010,917
                                                 ----------------   --------------------   ---------------------    ---------------
                                                       1,855,795              2,132,804               5,958,323          3,977,828
                                                 ----------------   --------------------   ---------------------    ---------------

INCOME (LOSS) FROM OPERATIONS                            234,445               (153,145)               (524,870)          (639,286)

INTEREST EXPENSE                                        (116,717)              (149,616)               (367,929)          (198,526)

INTEREST INCOME                                             -                      -                      2,302                130

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                   -                      -                   (860,000)              -
                                                 ----------------   --------------------   ---------------------    ---------------

NET INCOME (LOSS)                             $          117,728  $            (302,761) $           (1,750,497)  $       (837,682)
                                                 ================   ====================   =====================    ===============

INCOME (LOSS) PER  COMMON SHARE
 - BASIC AND DILUTED:
   NET INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT  OF CHANGE IN ACCOUNTING
    PRINCIPLE                                 $           0.04    $               (0.10) $                (0.28)  $          (0.29)
   CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                   -                        -                     (0.27)                 -
                                                  ----------------   --------------------   ---------------------    --------------
   NET INCOME (LOSS)                          $           0.04    $               (0.10) $                (0.55)  $          (0.29)
                                                  ================   ====================   =====================    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               3,178,409              3,178,409               3,178,409          2,874,380
                                                  ================   ====================   =====================    ==============











    The accompanying notes are an integral part of the financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                             Nine Months Ended September 30,
                                         ---------------------------------------
                                               2002                 2001
                                         ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $        (1,750,497) $          (837,682)
                                         ------------------   ------------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                    76,764              233,914
   Bad Debts                                         -                    -
   Change in accounting principle                  860,000                    -

 Changes in assets and liabilities:
  Accounts receivable                             (135,806)              (1,069)
  Inventories                                   (1,051,100)             984,955
  Prepaid expenses                                 (18,025)               7,826
  Deferred expenses                                      -               10,284
  Other assets                                      27,030               (3,574)
  Accounts payable and accrued expenses            239,929           (1,247,336)
  Cash overdraft                                   505,876              537,796
  Deposits payable                                  15,000
                                         ------------------   ------------------
   Total adjustments                               504,668              537,796
                                         ------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES           (1,245,829)            (299,886)
                                         ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                             (45,161)                   -
                                         ------------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES             (45,161)                   -
                                         ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital lease
  obligations                                      (37,420)             (29,294)
 Due to officer                                    (19,148)                   -
 Payments of long-term debt                       (689,275)                   -
 Payment of dividends                              (50,000)                   -
 Payment of accrued dividends on
  preferred stock                                        -              (50,000)
 Increase in (payment of) notes payable           (136,361)             196,744
                                         ------------------   ------------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                             (932,204)             117,450
                                         ------------------   ------------------

NET DECREASE IN CASH                            (2,223,194)            (182,436)

CASH - BEGINNING OF PERIOD                       2,272,786              191,342
                                         ------------------   ------------------
CASH - END OF PERIOD                   $            49,592  $             8,906
                                         ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest               $           367,129  $           198,526
                                         ==================   ==================


     The accompanying notes are an integral part of the financial statements

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Results of Operations

          Net  sales  for  the  nine  months  ended   September  30,  2002  were
     $21,920,983, reflecting an increase of $8,310,538 or 61% from the $13,610,445 of net sales for the nine months ended September 30, 2001. The increase in the nine months ended September 30, 2002 resulted primarily from the acquisition of Prospect Beverages Inc. in June 2001.

          Cost of sales was $16,487,530 or 76% of net sales for the nine month period in 2002, which remained consistent with the $10,271,903 or 76% of net sales for the nine month period ended in 2001.

          Selling, general and administrative expenses for the nine-month period ended September 30, 2002 were $5,958,323 as compared to $3,977,828 for the respective 2001 period. The increase in the nine months ended September 30, 2002 was due primarily to the costs incurred in the acquisition of Prospect Beverages, Inc. as well as increases in costs to deliver the higher sales volume. However, selling, general and administrative expenses for the three-month period ended September 30, 2002 were $1,855,795 as compared to $2,132,804 for the respective 2001 period. The decrease in the three months ended September 30, 2002, was due primarily to new directions set by management in finding new ways to cut and lower expenses, such as lowering all management salaries, reducing personnel in both sales and warehousing departments and reducing our long term leases on delivery vehicles.

          Interest expense for the nine-month period ended September 30, 2002 was $367,929 as compared to $198,526 for the respective 2001 period. The increase in the nine-month period ended September 30, 2002 was due primarily to interest paid on the Hudson United line of credit and additional leases acquired with the acquisition in June 2001.

          Interest income for the nine month period ended September 30, 2002 was $2,302 as compared to $130 for the respective 2001 period. The increase in the nine month period resulted from the interest earned on the escrow funds relating to the sale of Miller rights.

     Liquidity and Capital Resources

          Cash used in operations for the nine months ended September 30, 2002 was $1,245,829. The increase in inventories of $1,051,100 was due to higher purchases of inventory caused by the additional products added to our product line due to the acquisition.

          Working capital decreased from ($1,037,327) at December 31, 2001 to ($2,675,349) at September 30, 2002 due to the operating loss of the Company for the nine months ended.

          At September 30, 2002, the Company's primary sources of liquidity were $49,592 in cash, $516,996 in accounts receivable and $2,965,992 in inventories.

     Recent Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Treasurer, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                   Not applicable

Item 5.      OTHER INFORMATION

                   Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits:

                         99.1 Certification of President and CEO
                         99.2 Certification of Treasurer

                        Number      Description

                        (a)         Reports on Form 8-K

                        Form 8-K was filed on September 19, 2002 pertaining to the Changes in Registrant's Certifying Accountant under
                        Item 4.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPITAL BEVERAGE CORPORATION



Date: November 14, 2002        /s/Carmine N. Stella, President and
                                  Chief Executive Officer,
                                  as  Registrant's duly authorized officer


                              /s/Carol Russell,
                                 Secretary and Treasurer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carmine N. Stella, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Beverage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Carmine N. Stella
    -------------------------------------
    Carmine N. Stella
    President and Chief Executive Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carol Russell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Capital Beverage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Carol Russel
------------------
    Carol Russell
    Treasurer