Form 10KSB
period 2002-12-31
CAPITAL BEVERAGE CORP
filed 2003-04-11
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB


        [X]   Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002.

        [ ]   Transition Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

                           Commission File No. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3878747
(State of or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York    11231
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $28,838,216.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 27, 2003, was approximately $ 378,409.

         Number of shares outstanding of the issuer's Common Stock as of March 27, 2003 was 3,792,045.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          Capital Beverage Corporation
                         2002 Form 10-KSB Annual Report
                                TABLE OF CONTENTS


PART I             .........................................................3
 ITEM 1.  BUSINESS .........................................................3
 ITEM 2.  PROPERTIES.......................................................13
 ITEM 3.  LEGAL PROCEEDINGS................................................13
 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
 PART II            .......................................................14
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON ..................................14
 ITEM 6.  MANAGEMENT'S DISCUSSION..........................................15
 ITEM 7.  FINANCIAL STATEMENTS.............................................16
 ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ....................17
PART III           ........................................................18
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL.............18
 ITEM 10. EXECUTIVE COMPENSATION...........................................21
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND..............23
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................25
 ITEM 14. CONTROLS AND PROCEDURES .........................................26

SIGNATURES

CERTIFICATES

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.


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

         On December 31, 2001 Capital sold its Miller products at the request of the Miller Brewing Company in compliance with their national consolidation plan. Phoenix Beverage paid Capital Beverage Two Million Six Hundred Fifty Thousand Dollars $2,650,000 for that acquisition.

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

         On June 29, 2001, pursuant to the Purchase Agreement, the Company purchased all of the assets of Prospect's business which related to Prospect's business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consisted of the assumption by the Company of certain liabilities of Prospect and the issuance of an aggregate of five hundred thousand (500,000) shares of the common stock of the Company to the shareholders of Prospect. Inclusive with the acquisition came the following national brands: Colt 45, Old Milwaukee, Schaefer, Schlitz, Champale, Schmidts, Stroh, Piels, McSorleys and also an extensive list of various imports.

         All of the distributor agreements are subject to termination on short notice by the brewers. However, New York State has one of the strongest franchise state laws in the country which provides for fair market value compensation in the event of termination.

         Strategy

         Management of the Company believes it has developed a strategy to effectively market, sell and distribute beer products throughout its marketing territory. This strategy includes plans to expand the Company's customer base and increase sales and marketing efforts. The Company will continue to utilize "pre-sell" sales people to drive distribution. In late 1999 and early 2000 the Company added two additional brands from Pittsburgh. One of those brands, "Night Flight" is owned and brewed by the Company. The Company applied for and received a brewer's permit in mid 1999. As a brewer, the Company has broadened and strengthened its strategic approach to a position as a dominant distribution company. Owning and distributing its own product line allows the Company to somewhat control its own destiny as it seeks to expand its product portfolio.

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

Expanding Customer Base

         In 1999 the Company turned the Pittsburgh brand beer "Prime Time" and "Night Flight" into well known brands with a substantial customer base in the metropolitan New York area. In 2002, these brands accounted for over 322,783 case sales (16 oz. equivalents).

         The Company has become an effective alternative for brands seeking distribution in the difficult New York market. The Company will continue to look at products that will compliment its existing brand portfolio and allow for continued growth in its active customer base. To further this growth the Company has initiated a plan to extend its direct distribution operation into the Long Island, upstate New York markets as well as the neighboring states of Pennsylvania, New Jersey and Connecticut.

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

         The Company maintains its pre-sell sales force to increase its direct distribution in the entire metropolitan market. Beyond that and because of the size of its territory the Company also relies on independent licensed beverage wholesalers that are responsible for hiring and maintaining their own staffs and trucking fleets to distribute their products to the wholesale and/or retail customers.

         The Company's objective in utilizing these alternate means of distribution to service each sector within the territory is to increase effective sales and distribution efforts.

Advertising

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in various advertising programs established by the breweries. A proposed budget of $.05 per case based upon actual sales during Fiscal 2003 will enable the Company to allocate toward advertising.

Employees

         As of December 31, 2002, the Company employed a staff of 102, including 7 sales managers, 22 sales people, 20 managerial/administrative and 53 distribution employees. The Company has a collective bargaining agreement with Local 918 and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 2002, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

Risk Factors

         In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks related to our business

Our Business is Highly Competitive. The business conducted by the Company is highly competitive. As of December 31, 2002, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

We Depend On Our Agreements With Pabst And Pittsburgh Brewing. The Company is dependent on its relationship with Pabst for a significant portion of its anticipated future revenues. The Company anticipates that a substantial portion of such future revenues will be derived from such relationship. In addition to purchasing products directly from Pabst and Pittsburgh Brewing, the Company intends to purchase products from a number of nationally known beer and beverage companies. Since there are other manufacturers of alcoholic and nonalcoholic products sold by the Company, the Company does not anticipate difficulty in obtaining such products if its relationship with one or more of its suppliers terminates. Management of the Company believes that except for Pabst and Pittsburgh, the loss of any supplier will not adversely affect the Company's business. Termination of the Company's distributorship agreement with Pabst and/or Pittsburgh could have a materially adverse effect on the business of the Company.

Our Business Is Subject To Seasonality And Fluctuation Of Quarterly Results Of Operations. The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's net sales and net earnings have been realized during the month of December and the months of May through September, and levels of net sales and net earnings have generally been significantly lower during the period from October through April (excluding December). The Company believes that this is the general pattern associated with other beverage distributors with which it competes. If for any reason the Company's sales were to be substantially below seasonal norms during the month of December and/or the months of May through September, the Company's anticipated revenues and earnings could be materially and adversely affected.

Our Business Is Subject To Government Regulation and the Possibility Of Increased Governmental Regulation. Wholesale and retail distribution of alcoholic beverages is regulated by federal and state law. The Company's business is highly regulated by federal, state and local laws and regulations. The company must comply with extensive laws and regulations regarding such matters as state and regulatory approval and licensing requirements, trade and pricing practices, permitted and required labeling, advertising, promotion and marketing practices, relationships with distributors and related matters. Since the Company intends to distribute such alcoholic beverages in New York State, the Company is required to obtain authorization from the Federal Bureau of Alcohol, Tobacco and Firearms (BATF) and the New York State Liquor Authority
(SLA). The Company has received from the BATF and SLA its required licenses. In the experience of management, although such agencies may impose conditions on the grant of such licenses, such licenses are ordinarily granted. In the event, either the SLA or the BATF should impose conditions on the grant of such licenses, the Company intends to take all steps necessary to satisfy such conditions. There can be no assurance that the various governmental regulations applicable to the beverage industry will not be changed so as to impose more stringent requirements on the Company. If the Company was to fail to be in compliance with any applicable governmental regulation, such failure could cause the Company's licenses to be revoked and have a material adverse effect on the business of the Company. The Company's beer operations may be subject to increased taxation by federal, state and local governmental agencies as compared with those of non-alcohol related business. In addition, if federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any such increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, and thus negatively impact sales of the Company's beer products.

Our Business Is Subject To Possible Increase In Government Taxation. The sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. The Company's beer operations may be subject to increased taxation by federal, state and local governmental agencies as compared with those of non-alcohol related businesses. In addition, if federal or state excise taxes are increased, the Company may have to raise prices to maintain present profit margins. The Company does not believe that a price increase due to increased taxes will reduce unit sales, but the actual effect will depend on the amount of any such increase, general economic conditions and other factors. Higher taxes may reduce overall demand for beer, and thus negatively impact sales of the Company's beer products.

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2002. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Our Revenues May be Insufficient to Fund Our Operations and We May Need Additional Financing. We believe that our anticipated cash flow from operations could be adequate to fund our operations for the next fiscal year. There can be no assurance, however, that we will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Terrorist Attacks Or Acts Of War May Seriously Harm Our Business. Terrorist attacks or acts of war may cause damage or disruption to our company, our employees, our facilities and our customers, which could impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially and adversely affect our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

A General Economic Downturn May Reduce Our Revenues. Worldwide economic conditions may affect demand for our products. Consumer purchases of our products may decline during recessionary periods and also may decline at other times when disposable income is lower.

Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of Carmine Stella, our President and Chief Executive Officer. The loss of the services of Mr. Stella could have a material adverse effect on our business, results of operations and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, two of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

Risks Related To Our Common Stock

Disappointing Quarterly Revenue Or Operating Results Could Cause The Price Of Our Common Stock To Fall. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could fall substantially.

Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of network marketing companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our Common Stock.

Future Sales By Existing Security Holders Could Depress The Market Price Of Our Common Stock. If our existing stockholders sell a large number of shares of our Common Stock, the market price of the Common Stock could decline significantly. Further, even the perception in the public market that our existing stockholders might sell shares of Common Stock could depress the market price of the Common Stock.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

-        Limited release of the market prices of our securities;
-        Limited news coverage of us;
-        Limited interest by investors in our securities;
-        Volatility of our stock price due to low trading volume;
- Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
- Limited ability to issue additional securities or to secure additional financing.

There is No Assurance That An Active Public Trading Market Will Develop. There has been an extremely limited public trading market for the Company's Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a "penny stock", unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the "penny stock" market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the "penny stock" held in the account and information on the limited market in "penny stocks". Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.

Item 2.  PROPERTIES.

         The main offices and warehouse location for products are at 700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231. There is over 200,000 sq. ft. of usage at this location at a cost of $29,430.58 per month. The lease on this location is with Erie Basin Marine Associates. Management of the Company believes that the rent paid by the Company under this lease is less than the fair market value of similar premises within the area in which the Company's administrative offices are located.

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

         The following table indicates the high and low closing prices for the Company's, Common Stock and Class A Warrants for the period from January 1, 2001 to December 31, 2002 based upon information supplied by the NASDAQ system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock


2001 Fiscal Year                            Quoted Price
----------------                            ------------
                                         High             Low
                                         ----             ---
First Quarter                            .969             .25
Second Quarter                           1.56             .35
Third Quarter                             .60             .35
Fourth Quarter                            .50             .25


2002 Fiscal Year                             Quoted Price
----------------                             ------------
                                         High             Low
                                         ----             ---
First Quarter                             .50             .11
Second Quarter                           1.17             .35
Third Quarter                             .66             .17
Fourth Quarter                            .25             .07

Class A Warrants


2001 Fiscal Year                             Quoted Price
----------------                             ------------
                                         High             Low
                                         ----             ---
First Quarter                            .125            .031
Second Quarter                           .187            .031
Third Quarter                             .09             .01
Fourth Quarter                            .09             .01

2002 Fiscal Year                             Quoted Price
----------------                             ------------
                                         High             Low
                                         ----             ---
First Quarter                             .01             .01
Second Quarter                            .05             .01
Third Quarter                             .02             .02
Fourth Quarter                              *               *

* No data available.

         On March 27, 2003 the closing price of the Common Stock as reported on The OTC Bulletin Board was $.20. On March 27, 2003 there were 23 holders of record of Common Stock.

Dividends

         We have not paid any cash dividends on our Common Stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future-financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Recent Sales of Unregistered Securities

         In December 2002, we issued 613,636 shares of Common Stock at fair market value to officers of the Company in consideration for the guarantee of a Company loan, related pledge and security agreement and other valuable services provided to the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

         Results of Operations

         Net sales for the year ended December 31, 2002 were $28,838,216, reflecting an increase of $7,500,540 or 35% from the $21,337,676 net sales for the year ended December 31, 2001. The increase in the year ended December 31, 2002 resulted primarily from the acquisition of Prospect as well as the substantial growth in our Pabst related brands. Specifically, the brands Colt 45 Malt Liquor, Pabsts and McSorleys had increases of 30%, 244% and 5% respectively over the past year.

         Cost of sales was $21,595,102 or 75% of net sales for the year ended December 31, 2002, as compared to $15,965,943 or 75% of net sales for the year ended December 31, 2001. The cost of goods sold as a percentage of sales for the year ended December 31, 2002, has held stable for the past two years. This percentage is an acceptable benchmark for our industry and is a fair representation for the variety of our current brands sold.

         Selling, general and administrative expenses for the year ended December 31, 2002 were $7,679,593 as compared to $6,462,819 for the respective 2001 period. The increase in the year ended December 31, 2002 was due primarily to the costs incurred in the acquisition of Prospect Beverages Inc., as well as the increase in costs to deliver the higher sales volume. It is important to note that management has made substantial cuts in the selling, general and administrative expenses in the last half of the year ended 2002. When comparing July thru December for both year ends 2001 and 2002 we have lowered our expenses from $4,617,795 to $3,577,065 respectively for a savings of $1,040,730 in contrast to the higher sales volumes for the same period. These management cost cutting control measures are still in effect currently in the first quarter of 2003.

         Interest expense for the year ended December 31, 2002 was $473,275 as compared to $341,985 for the respective 2001 period. The increase in the period ended December 31, 2002 was due primarily to interest paid on the Hudson United line of credit and additional leases acquired with the acquisition in June of 2001. (Interest on the credit line represents a full year of borrowing in 2002, as compared to a half year in 2001).

Liquidity and Capital Resources

         Cash used in operations for the year ended December 31, 2002 was $1,249,343. The increase in inventories of $470,688 was due to higher purchases of inventory caused by the additional products added to our product line due to the acquisition.

         Working capital deficiency increased from ($1,037,327) at December 31, 2001 to ($2,418,137) at December 31, 2002 to due to the operating loss of the Company.

         At December 31, 2002 the Company's primary sources of liquidity were $120,242 in cash, $481,000 in accounts receivable and $2,385,580 in inventories.

Item 7.  FINANCIAL STATEMENTS.

See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for Company, for the fiscal years ended December 31, 2001 and 2000 and the four month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of the Company contained no adverse opinion, disclaimer of opinion or modification of the opinion.

         Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

         During the two most recent fiscal years and through May 10, 2002, the Company did not consult with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

         The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to May 10, 2002, and through the date of this report, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

         On September 19, 2002 the Company provided Grassi, with a copy of the disclosures it made in response to Item 304(a) of Regulation S-B, and requested that Grassi provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Grassi's letter was attached as an exhibit to the Current Report on Form 8-K, dated May 11, 2002.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               Name            Age     Position Held

         Carmine N. Stella      50     President, Chief Executive Officer,
                                       Chairman of the Board of Directors

         Anthony Stella         52     Vice President of Sales and Marketing

         Carol Russell*         47     Secretary, Treasurer and Director

         Joseph M. Luzzi*       55     Director

         Michael Matrsciani*    47     Director

         Daniel Matrisciani     56     Director and Vice President of Operations

         Vito Cardinale*        43     Director
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

         Anthony Stella. Mr. Stella has served as Vice President - Sales and Marketing and an employee of the Company since inception. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service,Inc. and College Point Beer Distributors over the past 15 years . Anthony Stella is the brother of Carmine Stella.

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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2002 Form 10-KSB.

            The audit committee consists of three members Carol Russell, Vito Cardinale and Joseph Luzzi, all of whom are "independent" for purposes of stock exchange listing standards.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2000, 2001 and 2002.

                           Summary Compensation Table

                                        Annual Compensation Awards                Long-Term Compensation
-------------------------------------------------------------------               -----------------------
        (a)                         (b)       (c)                  (d)                     (e)                  (f)

                                                              Other Annual           Restricted              Stock Option
Name and Principal Position         Year    Salary            Compensation              Award                   Grants
-----------------------------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   2002    $241,105.07           -0-                    -0-                     0-
President, Chief Executive Officer, 2001    $300,504.20           -0-                    -0-                     0-
Chairman of the Board               2000    $301,982.00           -0-                    -0-                     0-



Anthony Stella                      2002    $151,709.02           -0-                    -0-                     0-
Vice President of Sales             2001    $181,977.18           -0-                    -0-                     0-
and Managing Director               2000    $171,146.00           -0-                    -0-                     0-


Carol Russell                       2002     $80,868.60           -0-                     -0-                    0-
Secretary Treasurer                 2001    $101,750.74           -0-                     -0-                    0-
and Director                        2000    $ 82,500.00           -0-                     -0-                    0-


Daniel Matrisciani                  2002    $155,647.94           -0-                     -0-                    0-
Vice President of                   2001    $100,297.69           -0-                     -0-                    0-
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

      The following table sets forth as of April 8, 2003, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of         Shares of Common         Percentage (%) of
Beneficial Owner (1)         Stock Owned (5)         Common Stock (5)
-------------------         -----------------        -----------------

Carmine Stella(2)               712,500                   18.79%

Anthony Stella(3)               237,500                    6.26%

Carol Russell                         0                       0%

Joseph Luzzi                          0                       0%

Alex Matrisciani(4)             237,500                     6.26%

Michael Matrisciani(4)          237,500                     6.26%

Daniel Matrisiciani(4)          237,500                     6.26%

Vito Cardinale                        0                        0%

Monty Matrisciani(4)            237,500                     6.26%

All officers and directors    1,900,000                     50.1%
as a group(nine (9) persons)

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York 11231.
(2) Does not include 333,600 shares of Common Stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.
(3) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.
(4)      Alex  Matrisciani,  Michael  Matrisciani,  Daniel  Matrisciani  and
         Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(5) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.

The following table presents information as of April 8, 2003 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

                      Equity Compensation Plan Information
                    -----------------------------------------
                                                                                             Number of securities
                                                                                           remaining available for
                                Number of Securities to be    Weighted-average exercise     future issuance under
                                 issued upon exercise of        price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and      (excluding securities
        Plan category              warrants and rights                 rights               reflected in column (a)
       --------------         ------------------------------  -------------------------    --------------------------

                                            (a)                         (b)                          (c)
Equity compensation plans
approved by security holders....             0                         $1.52                       350,000

Equity compensation plans not
approved by security
holders...                                   0                             0                             0
Total.....................                   0                         $1.52                       350,000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

         In 2002 the Company's recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. The services provided were compensated through the value of scrap material picked up by Boro Recycling.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Item     a.                EXHIBITS AND REPORTS ON FORM 8-K
                           ---------------------------------

(a)(1)  Financial Statements.
                                      Index

         Independent Auditors' Report                                F - 2

         Consolidated Financial Statement

           Consolidated Balance Sheet                                F - 3
           Consolidated Statements of Operations                     F - 4
           Consolidated Statements of Stockholders' Equity           F - 5
           Statements of Cash flows                                  F - 6
           Notes to Financial Statements                             F - 7 -18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

         We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2002 and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               Certified Public Accountants

New York, New York
April 3, 2003

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $    120,242
     Accounts receivable - net of allowance for doubtful
         accounts of $127,580                                    481,000
     Inventories                                               2,385,580
     Prepaid expenses and other current assets                     6,923
                                                             ------------
         TOTAL CURRENT ASSETS                                  2,993,745

PROPERTY AND EQUIPMENT                                           188,749

DISTRIBUTION LICENSE                                           4,358,462

OTHER ASSETS                                                     156,402
                                                              -----------

                                                            $  7,697,358
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $  2,374,527
     Accrued expenses and taxes                                  140,271
     Revolving loans                                           1,968,879
     Current portion of long-term debt                           846,329
     Current portion of capital lease obligations                 31,876
     Accrued dividends on preferred stock                         50,000
                                                              -----------
         TOTAL CURRENT LIABILITIES                             5,411,882
                                                              -----------

CAPITAL LEASE OBLIGATIONS                                         74,926

LONG-TERM DEBT                                                 1,657,074

STOCKHOLDERS' EQUITY:
 Preferred stock, no shares issued and outstanding                  -
 Common stock, $.001 par value; authorized
  20,000,000 shares; issued and outstanding
  3,792,045 shares                                                 3,793
 Additional paid-in capital                                    5,796,249
 Accumulated deficit                                          (5,246,566)
                                                              -----------
         TOTAL STOCKHOLDERS' EQUITY                              553,476
                                                              -----------

                                                            $  7,697,358
                                                              ===========




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Year Ended December 31,
                                        -----------------------------------
                                              2002               2001
                                        ---------------    ----------------


NET SALES                               $  28,838,216      $   21,337,676
COST OF SALES                              21,595,102          15,965,943
                                        ---------------    ----------------
GROSS PROFIT                                7,243,114           5,371,733
                                        ---------------    ----------------

COSTS AND EXPENSES:
     Selling and delivery                   1,393,461           1,127,041
     General and administrative             6,286,132           5,335,778
                                        ---------------    ----------------
                                            7,679,593           6,462,819
                                        ---------------    ----------------

LOSS FROM OPERATIONS                         (436,479)         (1,091,086)

INTEREST EXPENSE, net                        (473,275)           (341,985)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                    (860,000)                  -
                                        ---------------    ----------------

NET LOSS BEFORE GAIN ON SALE
 OF DISTRIBUTION RIGHTS                    (1,769,754)         (1,433,071)

GAIN ON SALE OF DISTRIBUTION RIGHTS              -              2,005,617
                                        ---------------    ----------------

NET INCOME (LOSS)                       $  (1,769,754)     $      572,546
                                        ===============    ================

INCOMES (LOSS) PER SHARE - BASIC
 AND DILUTED                            $       (0.55)     $         0.21
                                        ===============    ================

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED INCOME (LOSS) PER SHARE        3,229,545           2,778,409
                                        ===============    ================











                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                               Preferred Stock         Common Stock           Additional                              Total
                          -----------------------  --------------------         Paid-In        Accumulated         Stockholders'
                            Shares       Amount     Shares       Amount         Capital          Deficit              Equity
                          -----------  ----------  ----------- -----------  --------------- ------------------  ------------------

Balance December 31, 2000       -      $    -       2,678,409  $    2,679    $   5,368,273   $   (4,049,358)    $    1,321,594

 Acquisition of assets          -           -         500,000         500          379,500             -               380,000

 Net income                     -           -            -           -                -             572,546            572,546

                           ----------  ----------  ----------- ------------  -------------- ------------------   -----------------
Balance December 31, 2001       -           -       3,178,409       3,179        5,747,773       (3,476,812)         2,274,140

 Issuance of common stock
  for services                  -           -         613,636         614           48,476             -                49,090

 Net loss                       -           -            -           -                -          (1,769,754)        (1,769,754)
                           ----------  ----------  ------------ -----------  --------------- -----------------   -----------------
Balance December 31, 2002       -      $    -       3,792,045   $   3,793      $ 5,796,249     $ (5,246,566)     $     553,476
                           ==========  ==========  ============ ===========  =============== =================   =================








                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                       Year Ended December 31,
                                                     ---------------------------
                                                          2002          2001
                                                     -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $ (1,769,754)  $   572,546
                                                     -------------  ------------
     Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
       Depreciation and amortization                      114,018       373,581
       Gain on sale of distribution rights                   -       (2,005,617)
       Issuance of common stock for services               49,090          -
       Change in accounting principle                     860,000          -

     Changes in assets and liabilities:
         Accounts receivable                              (99,810)      231,271
         Inventories                                     (470,688)      239,904
         Prepaid expenses                                   2,328        11,007
         Deferred expenses                                   -          (10,284)
         Other assets                                     (11,355)       (9,737)
         Accounts payable and accrued expenses             76,828       289,514
                                                     ------------- -------------
          Total adjustments                               520,411      (880,361)
                                                     ------------- -------------

NET CASH USED IN OPERATING ACTIVITIES                  (1,249,343)     (307,815)
                                                     ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of distribution rights               -        2,650,000
     Return of leased equipment                          (50,468)          -
     Purchase of equipment                                (5,200)          -
                                                     ------------- -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (55,668)     2,650,000
                                                     ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                     284,196        (91,454)
     Proceeds from (repayments to) officer               (19,148)        19,148
     Principal payments of capital lease obligations     (62,882)       (32,424)
     Payment of accrued dividends on preferred stock     (75,000)       (75,000)
     Payments of notes payable                          (136,361)          -
     Payments of long-term debt                         (838,338)       (81,011)
                                                     -------------- ------------
NET CASH USED IN FINANCING ACTIVITIES                   (847,533)      (260,741)
                                                     -------------- ------------

INCREASE (DECREASE) IN CASH                           (2,152,544)     2,081,444

CASH - BEGINNING OF YEAR                               2,272,786        191,342
                                                     -------------- ------------

CASH - END OF YEAR                                   $   120,242    $ 2,272,786
                                                     ============== ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
         Cash paid for interest                      $  475,577    $   497,054
                                                     ============== ============

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
         Capital lease obligations                   $      -       $    14,647
                                                     ============== ============
         Acquisition of assets for stock             $      -       $   380,000
                                                     ============== ============
         Return of leased equipment                  $    83,189    $      -
                                                     ============== ============


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,246,566 at December 31, 2002 and, as of that date, a working capital deficiency of $2,418,137. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The financial statements include the accounts of the Company and Cap Comm, its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         Inventories - Inventories of beer and other beverage products are stated at the lower of cost, determined by the first-in, first-out method, or market.
         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the year ended
         December 31, 2002 and 2001 was $67,768 and $88,603, respectively.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS
         142. Pursuant to SFAS 142 the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the year ended December 31, 2002. (See Note 5)

         Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

         Stock based compensation - Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

         New Accounting Pronouncements - In April 2002, the FASB issued SFAS
         No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

         In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

4.       GAIN ON SALE OF DISTRIBUTION LICENSE

         In December 2001 the Company sold an exclusive license to distribute Pabst Products within the "territory", as defined in the licensing agreement to Phoenix Beverages, Inc. ("Phoenix") for $2,650,000. The gain on the sale was $2,005,617.

5.       DISTRIBUTION RIGHTS

         The Company acquired these exclusive license rights to distribute within the five boroughs of New York City valued at $5,218,462 as part of the agreement with Prospect in May 2001. The rights consist of the Pabst brands which make up approximately 58% of sales and include brand names such as Colt 45, Champale and Old Milwaukee. The Pittsburgh brands make up approximately 16% of sales and include brand names such as Nighflight, Mustang Lager and Primetime. Other brands make up 26% of sales and consist mostly of Hansens Energy Drinks. The Company determined that these rights have an indefinite life because the terms of the agreements are indefinite. Furthermore, the franchise law of New York State, states that any terminated distributor is entitled to get "fair market value" for the brand distribution rights.

         Effective January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The Company used a discount rate of 6%. The transitional impairment test for the distribution rights resulted in an non-cash charge of $860,000 in the first quarter of 2002 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the year ended December 31, 2002. The impairment test concludes that the Company will recover the full amount of the distribution license over 16 years based on forecasts which begin with 2002 sales of the Company and actual sales as of January and February 2003 which increase 5% annually thereafter for increased sales and inflation.

6.       REVOLVING LOANS

         In connection with the acquisition of Prospect, the Company received financing in the principal amount of $5,000,000. The proceeds of the loan were used to satisfy certain of the liabilities of Prospect and for other working capital purposes. The loan carries an interest rate of prime plus 2% and is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. In July 2001 the Company agreed to a term loan for $3,000,000 of the outstanding balance (see Note 7). At December 31, 2002 the outstanding balance was $2,187,500.

         The Company has also received over advance loans during the year. The interest rate on over advance loans is prime plus 4% the outstanding balance was $1,968,879 at December 31, 2002.

7.       LONG-TERM DEBT

             Long-term debt consists of the following:

             Promissory note payable to State of New York,      $      315,903
             due in monthly installments of $10,000 including
             interest at 10% per annum
             Term loan with the Connecticut Bank of Commerce
             in the amount of $3,000,000 payable in monthly
             principal installments of $62,500, the loan is
             collateralized by the Company's accounts
             receivable, inventory, pledged property and
             distribution rights                                     2,187,500
                                                               ----------------
                                                                     2,503,403
             Less current portion                                     (846,329)
                                                               ----------------
                                                                 $   1,657,074
                                                               ================

8.       INCOME TAXES

         At December 31, 2002 the Company had a net operating loss carryover of $3,300,000 available as offsets against future taxable income, if any, which expire at various dates through 2017. The Company has a deferred tax asset of $1,300,000 arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The difference between the recorded income tax benefits and the computed tax benefits using a 40 percent effective rate are as follows:


                                                  Year Ended December 31,
                                               ------------------------------
                                                     2002           2001
                                                ------------   -------------
         Computed expected income tax (benefit) $  (360,000)    $   215,000
         Utilization of net operating loss
         carryforward                                  -           (215,000)
         Benefits not recorded                      360,000            -
                                                ------------   -------------
                                                $      -        $      -
                                                ============   =============

9.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31, 2002:

                           Leasehold improvements        $   65,200
                           Computer equipment                16,418
                           Machinery and equipment          241,109
                                                         -----------
                                                            322,727
                           Less accumulated depreciation   (133,978)
                                                         -----------
                                                         $  188,749
                                                         ===========

    The Company has machinery and equipment under capital leases of $117,322.

10.      CAPITAL LEASE OBLIGATIONS

         The Company has various capital lease obligations which are collateralized by equipment. Interest rates under the agreements are 0% to 9.9% per annum, with monthly principal and interest payments of $7,584.

         Future minimum lease payments and the present value of the minimum lease payments under the noncancellable capital lease obligations as of December 31, 2002 are as follows:

              2003                                     $       31,876
              2004                                             31,876
              2005                                             30,548
              2006                                             17,334
                                                       ---------------
              Total future minimum lease payments             111,634
              Less amounts representing interest                4,832
                                                       ---------------
              Present value of minimum lease payments         106,802
              Less current maturities                          31,876
                                                       ---------------
              Total long - term obligations            $       74,926
                                                       ===============


11.      LEASE COMMITMENTS

         In June 2001 the Company moved to the offices and warehouse facilities of Prospect. This space is under a noncancellable operating lease which requires minimum monthly payments of $29,431 through 2012. Rent expense for 2002 and 2001 was $347,052 and $202,059, respectively.

12.      CONCENTRATION OF CREDIT RISK

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

13.      MAJOR CUSTOMER AND SUPPLIER INFORMATION

         Sales to a single customer in 2002 and 2001 accounted for 6% and 10% of net sales, respectively. Purchases from major suppliers were approximately $14,512,000 and $11,100,000 in 2002 and 2001, respectively.

14.      ACQUISITION

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

                  Purchase price                       $       380,000
                  Liabilities assumed                        6,267,358
                  Fair value of assets acquired             (6,897,010)
                                                      -----------------
                  Reduction of long-term assets        $      (249,652)
                                                      =================


                The following unaudited pro-forma condensed statement of
            operations for the year ended December 31, 2001 reflects the combined results of Capital Beverage and Prospect as if the acquisition had occurred on January 1, 2000.


                                                   December 31, 2001
                                                ------------------------
                  Revenues                         $       30,244,014
                                                ------------------------
                  Gross Profit                              6,998,909
                                                ------------------------
                  Operating Expenses                        8,605,396
                                                ------------------------
                  Net Loss                         $       (1,948,472)
                                                ------------------------
                  Net Loss Per Share               $            (0.61)
                                                ------------------------


15.        EMPLOYMENT AGREEMENTS

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

           As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's vice president of operations. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

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

           As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director and sales of marketing. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

           As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company's vice president of sales and marketing. The term of Mr. Stella's employment under the agreement is three years with options in favor of Mr. Stella to extend the terms for an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company's performance. Mr. Stella's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

16.        STOCK OPTIONS AND WARRANTS

           Warrants

           In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and
           Class A Redeemable  Common Stock Purchase  Warrants.   Two Class A
           warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 were to expire on July 16, 2002 but were extended one year to July 16, 2003. The warrants are redeemable by the Company at
           $.001  per  warrant   under   terms  as  defined  in  the  warrant
           agreement.   At December 31, 2002, 1,659,000 Class A warrants were
           issued and outstanding.

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

 Stock warrant activity for the year ended December 31, 2002 is summarized as follows:

                                          Number of Shares    Weighted average
                                                               exercise price
                                         ------------------ -------------------
   Outstanding at December 31, 2001            350,000        $    1.52
     Granted                                      -                 -
     Exercised                                    -                 -
                                         ------------------ -------------------
   Outstanding at December 31, 2002            350,000        $    1.52
                                         ================== ===================

 The following table summarizes the Company's stock options and warrants outstanding at December 31, 2002:

                             Options and warrants outstanding and exercisable
                             ------------------------------------------------
      Range of exercise       Number      Weighted average     Weighted average
           price                          remaining life        exercise price
     -------------------- ------------  -------------------- -------------------
     $  3.50 - 3.85          175,000            7                 $   3.55
     $     0.05              175,000            8                 $   0.50
                          ------------
                             350,000
                          ============

17.        STOCKHOLDERS' EQUITY

           In December 2002, the Company issued 613,636 shares of common stock to officers of the Company. In consideration for these shares the officers guaranteed the loan of the Company as described in Note 5, related pledge and security agreement and other valuable services provided to the Company. Accordingly, the Company recorded the issuance of these shares as stock based compensation for the fair market value at the date of issuance.

(a) (2)  Exhibits

         A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

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

10.12 Employment Agreement, dated as of June 29, 2001, between Registrant and Alex Matrisciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)

10.13 Employment Agreement, dated as of June 29, 2001 between Registrant and Daniel Matrisiciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)

10.14 Employment Agreement, dated as of June 29, 2001, between Registrant and Michael Matrisiciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.15 Employment Agreement, dated as of June 29, 2001, between Registrant and Monty Matrisiciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)

99.1     Certification of Chief Executive Officer and Treasurer

* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 11 day of April, 2003.

                                           CAPITAL BEVERAGE CORPORATION


                                           By:/s/ Carmine N. Stella
                                              ----------------------
                                              Carmine N. Stella
                                              President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                               Title                         Date


/s/ Carmine N. Stella            Chief Executive Officer,        April 11, 2003
-----------------------------    President and Chairman of
Carmine N. Stella                the Board of Directors



/s/Carol Russell                 Secretary and Treasurer         April 11, 2003
----------------------------        and Director
Carol Russell

/s/ Joseph Luzzi                 Director                        April 11, 2003
----------------------------
Joseph Luzzi

/s/ Anthony Stella               Vice President of Sales         April 11, 2003
-----------------------------    and Managing Director
Anthony Stella

/s/ Michael Matrisciani          Director                        April 11, 2003
-----------------------------
Michael Matrisciani

/s/ Daniel Matrisciani           Director and Vice               April 11, 2003
-----------------------------    President of Operations
Daniel Matrisciani

/s/ Vito Cardinale               Director                        April 11, 2003
-----------------------------
Vito Cardinale

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carmine Stella, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital Beverage Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                      /s/ Carmine Stella
                                           ------------------
                                           Carmine Stella
                                           President and Chief Executive Officer

                                  CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Carol Russell, certify that:

1. I have reviewed this annual report on Form 10-KSB of Capital Beverage Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such internal controls to ensure that material information relating to the registrant and its subsidiaries (collectively, the "Company") is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                                /s/ Carol Russell
                                                     -----------------
                                                     Carol Russell
                                                     Treasurer