Form 10QSB
period 2003-03-31
CAPITAL BEVERAGE CORP
filed 2003-05-20
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003
                                       OR

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

Yes X No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 20, 2003 was 3,792,045 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                 March 31, 2003



                                      INDEX
                                                                      PAGE
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of March 31, 2003                            3

           Statement of Operations for the three-months
              ended March 31, 2003 and 2002                              4

           Statement of Cash Flows for the three-months
              ended March 31, 2003 and 2002                              5

           Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis or Plan of Operations     7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                9

Signatures                                                              10

Certification                                                          11-12

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $            10,571
     Accounts receivable -
      net of allowance for doubtful
      accounts of $127,580                                              410,086
     Inventories                                                      2,764,504
     Prepaid expenses and other current assets                            6,925
                                                              ------------------
         TOTAL CURRENT ASSETS                                         3,192,086

PROPERTY AND EQUIPMENT                                                  150,097

DISTRIBUTION LICENSE                                                  4,358,462

OTHER ASSETS                                                            146,003
                                                              ------------------
                                                            $         7,846,648
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $         2,941,484
     Accrued expenses and taxes                                         123,344
     Deferred sales                                                      43,636
     Revolving loans                                                  2,000,000
     Current portion of long-term debt                                  846,329
     Current portion of capital lease obligations                        31,876
     Accrued dividends on preferred stock                                25,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    6,011,669
                                                              ------------------

CAPITAL LEASE OBLIGATIONS                                                35,976

LONG-TERM DEBT                                                        1,228,178

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares
      issued and outstanding                                                -
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,792,045 shares                             3,793
     Additional paid-in capital                                       5,796,249
     Accumulated deficit                                             (5,229,217)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     570,825
                                                              ------------------
                                                            $         7,846,648
                                                              ==================




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                  Three Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                   2003                    2002
                                                                                           ---------------------    ----------------
                                                                                               (Unaudited)             (Unaudited)

NET SALES                                                                                $            6,419,213   $       6,075,053
COST OF SALES                                                                                         4,624,939           4,557,319
                                                                                           ---------------------    ----------------
GROSS PROFIT                                                                                          1,794,274           1,517,734
                                                                                           ---------------------    ----------------

COSTS AND EXPENSES:
     Selling and delivery                                                                               324,439             422,169
     General and administrative                                                                       1,306,849           1,593,997
                                                                                           ---------------------    ----------------
                                                                                                      1,631,288           2,016,166
                                                                                           ---------------------    ----------------

INCOME (LOSS) FROM OPERATIONS                                                                           162,986            (498,432)

INTEREST EXPENSE, net                                                                                  (145,635)           (121,000)
                                                                                           ---------------------    ----------------

NET INCOME (LOSS)                                                                        $               17,351   $        (619,432)
                                                                                           =====================    ================

INCOMES (LOSS) PER SHARE - BASIC AND DILUTED                                             $                 0.00   $           (0.19)
                                                                                           =====================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED INCOME (LOSS) PER SHARE                                                                  3,792,045           3,178,409
                                                                                           =====================    ================











                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended March 31,
                                                                             -------------------------------------------
                                                                                    2003                    2002
                                                                             ------------------    ---------------------
                                                                                 (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $            17,351      $          (619,432)
                                                                             ------------------    ---------------------
     Adjustments to reconcile net income (loss)
      to net cash used in operating
      activities:
          Depreciation and amortization                                              20,924                   16,824

     Changes in assets and liabilities:
         Accounts receivable                                                         70,914                  (73,882)
         Inventories                                                               (378,924)              (1,586,765)
         Prepaid expenses                                                                (2)                    (373)
         Other assets                                                                10,399                   (1,990)
         Deposits payable                                                              -                      15,000
         Accounts payable and accrued expenses                                      550,030                  (90,847)
         Deferred sales                                                              43,636                        -
                                                                              ------------------    ---------------------
            Total adjustments                                                       316,977               (1,722,033)
                                                                              ------------------    ---------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 334,328               (2,341,465)
                                                                              ------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                        -
                                                                              ------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                                                 31,121                  (13,058)
     Proceeds from (repayments to) officer                                             -                     (14,000)
     Principal payments of capital lease obligations                                (21,224)                 (15,841)
     Payment of accrued dividends on preferred stock                                (25,000)                 (25,000)
     Cash overdraft                                                                    -                     759,237
     Payments of long-term debt                                                    (428,896)                (595,234)
                                                                              ------------------    ---------------------
NET CASH USED IN FINANCING ACTIVITIES                                              (443,999)                  96,104
                                                                              ------------------    ---------------------

DECREASE IN CASH                                                                   (109,671)              (2,245,361)

CASH - BEGINNING OF PERIOD                                                          120,242                2,272,786
                                                                              ------------------    ---------------------

CASH - END OF PERIOD                                                    $            10,571      $            27,425
                                                                              ==================    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest                                         $           145,635      $           123,302
                                                                              ==================    =====================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
         Capital lease obligations                                      $                 -      $                -
                                                                              ==================    =====================


                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,229,217 at March 31, 2003 and, as of that date, a working capital deficiency of $2,819,583. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

Results of Operations

Net sales for the quarter ended March 31, 2003 were $6,419,213, reflecting an increase of $344,160 or 6% from the $6,075,053 net sales for the quarter ended March 31, 2002. The increase in the quarter ended March 31, 2003 resulted primarily from the growth in our Pabst related product brands, specifically Colt 45 Malt Liquor and Pabst Blue Ribbon beer. A strong effort by our sales force to offset the extreme negative weather conditions of the first quarter resulted in increases both in our retail and wholesale divisions.

In addition, Capital has now started to expand it marketing territory for its brand "Night Flight" in the northeastern states of Pennsylvania, New Jersey and Connecticut.

Cost of sales was $4,624,939 or 72% of net sales for the quarter ended March 31, 2003, as compared to $4,557,319 or 75% of net sales for the quarter ended March 31, 2002. The cost of goods sold as a percentage of sales for the quarter ended March 31, 2002, has decreased due to changes in our discounting policies which management put into effect in the last two quarters of 2002, as well as a favorable return rate on unredeemed deposits. Management expects the Company's gross profit percentage to level off over the course of the year to between 26 and 27%.

Selling, general and administrative expenses for the quarter ended March 31, 2003 were $1,631,288 as compared to $2,016,166 for the respective 2002 period. The decrease for the quarter ended March 31, 2003 was due primarily to substantial cuts that management has implemented in the last half of the year 2002. Personnel reductions were made in both selling and distribution. The management has also reduced upper and middle management compensation between 10-30%. These cost cutting measures are still in effect going forward in our second quarter.

Interest expense for quarter ended March 31,2003 was $145,635 as compared to $121,000 for the respective 2002 period. The increase in the period ended March 31,2003 was due primarily to interest paid on the Entrepreneur Growth Capital line of credit which in some cases were over the allowable caps which were in place in our present agreement.

Management is presently seeking a new credit facility which will be more appropriate to serving Capital's present and future growth plans.

Liquidity and Capital Resources

Cash provided in operations for the quarter ended March 31, 2003 was $334,328. The was primalrily due to the increase in accounts payable and accrued expenses of $550,030 for the quarter ended March 31, 2003.

Working capital deficiency decreased from $(2,418,137) at December 31, 2002 to $(2,819,583) at March 31, 2003 due to the Company's decision to pay-off additional long-term debt.

At March 31, 2003, the Company's primary sources of liquidity were $10,571 in cash, $410,086 in accounts receivable and $2,764,504 in inventories.

Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2003.

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

                          CAPITAL BEVERAGE CORPORATION





Date: May 20, 2002                          /s/Carmine N. Stella, President and
                                               Chief Executive Officer,
                                               as Registrant's duly authorized
                                               officer

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

Date: May 20, 2003

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

Date: May 20, 2003

/s/ Carol Russel
------------------
    Carol Russell
    Treasurer