Form 10QSB
period 2003-06-30
CAPITAL BEVERAGE CORP
filed 2003-08-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
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

Yes X No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 14, 2003 was 3,792,045 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                                  June 30, 2003



                                      INDEX
                                                                      PAGE
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of June 30, 2003                             3

           Statement of Operations for the three-months
              ended June 30, 2003 and 2002 and the
              six-months ended June 30, 2003 and 2002                    4

           Statement of Cash Flows for the six-months
              ended June 30, 2003 and 2002                               5

           Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis or Plan of Operations     7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                9

Signatures                                                              10

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $           153,495
     Accounts receivable - net
      of allowance for doubtful
      accounts of $60,842                                               690,050
     Inventories                                                      3,060,169
     Prepaid expenses and other current assets                            9,116
                                                              ------------------
         TOTAL CURRENT ASSETS                                         3,912,831

PROPERTY AND EQUIPMENT                                                  139,798

DISTRIBUTION LICENSE                                                  4,358,462

OTHER ASSETS                                                            209,266
                                                              ------------------
                                                            $         8,620,357
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $         3,792,887
     Accrued expenses and taxes                                         134,236
     Current portion of long-term debt                                2,820,825
     Accrued dividends on preferred stock                                10,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    6,757,948
                                                              ------------------

CAPITAL LEASE OBLIGATIONS                                                79,512

LONG-TERM DEBT                                                        1,151,502

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                     -
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,792,045 shares                             3,793
     Additional paid-in capital                                       5,796,249
     Accumulated deficit                                             (5,168,647)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     631,395
                                                              ------------------
                                                            $         8,620,357
                                                              ==================




     The accompanying notes are an integral part of the financial statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three Months Ended June 30,               Six Months Ended June 30,
                                                   --------------------------------------    ---------------------------------------
                                                          2003                 2002                    2003                  2002
                                                   ----------------   --------------------   ---------------------    --------------
                                                        (Unaudited) (Unaudited)
(Unaudited) (Unaudited)


SALES                                           $       7,244,600  $           7,847,572  $           13,663,813   $     13,922,625

COST OF GOODS SOLD                                      5,350,958              6,022,093               9,975,897         10,579,412
                                                   ----------------   --------------------   ---------------------    --------------

GROSS PROFIT                                            1,893,642              1,825,479               3,687,916          3,343,213
                                                   ----------------   --------------------   ---------------------    --------------

OPERATING EXPENSES
     Selling and delivery                                 337,161                240,745                 661,600            662,914
     General and administrative                         1,366,037              1,845,617               2,672,886          3,439,614
                                                   ----------------   --------------------   ---------------------    --------------
                                                        1,703,198              2,086,362               3,334,486          4,102,528
                                                   ----------------   --------------------   ---------------------    --------------

LOSS FROM OPERATIONS                                      190,444               (260,883)                353,430           (759,315)

INTEREST EXPENSE                                         (129,874)              (127,910)               (275,509)          (251,212)

INTEREST INCOME                                               -                      -                       -                2,302

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                         -                      -                       -             (860,000)
                                                   ----------------   --------------------   ---------------------    --------------

NET INCOME (LOSS)                               $          60,570  $            (388,793) $               77,921   $     (1,868,225)
                                                   ================   ====================   =====================    ==============

LOSS PER  COMMON SHARE - BASIC AND DILUTED:
 NET LOSS BEFORE CUMULATIVE EFFECT  OF
  CHANGE IN ACCOUNTING PRINCIPLE                $            0.02  $               (0.12) $                 0.02   $          (0.32)
 CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                       -                      -                       -                 (0.27)
                                                   ----------------   --------------------   ---------------------    --------------
 NET LOSS                                       $            0.02  $               (0.12) $                 0.02   $          (0.59)
                                                   ================   ====================   =====================    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                 3,792,045              3,178,409               3,792,045          3,178,409
                                                   ================   ====================   =====================    ==============











    The accompanying notes are an integral part of the financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                     Six Months Ended June 30,
                                                 -------------------------------
                                                     2003              2002
                                                 --------------  ---------------
                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $       77,921     $    (1,868,225)
                                                 --------------  ---------------
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Depreciation and amortization                    41,847               59,395
   Change in accounting principle                     -                 860,000

 Changes in assets and liabilities:
  Accounts receivable                             (209,050)            (147,336)
  Inventories                                     (674,589)            (651,068)
  Prepaid expenses                                  (2,193)             (18,797)
  Other assets                                     (52,864)              19,147
  Accounts payable and accrued expenses          1,412,324             (261,890)
  Cash overdraft                                      -                 805,737
                                                 --------------  ---------------
   Total adjustments                               515,476              665,188
                                                 --------------  ---------------

NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                              593,397           (1,203,037)
                                                 --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                    -              (39,960)
                                                 --------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                    -              (39,960)
                                                 --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of capital
  lease obligations                                (20,189)             (25,184)
 Due to officer                                          -              (19,148)
 Payments of long-term debt                       (499,955)            (504,722)
 Payment of dividends                              (40,000)             (25,000)
 Notes payable                                           -             (136,361)
                                                 --------------  ---------------
NET CASH USED IN FINANCING ACTIVITIES             (560,144)            (710,415)
                                                 --------------  ---------------

NET INCREASE (DECREASE) IN CASH                     33,253           (1,953,412)

CASH - BEGINNING OF PERIOD                         120,242            2,272,786
                                                 --------------  ---------------

CASH - END OF PERIOD                         $     153,495      $       319,374
                                                 ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest              $     275,509      $       251,212
                                                ===============  ===============



     The accompanying notes are an integral part of the financial statements

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

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

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,168,647 at June 30, 2003 and, as of that date, a working capital deficiency of $2,845,117. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

Results of Operations

Net sales for the six months ended June 30, 2003 were $13,663,813, reflecting a decrease of $258,812 or 2% from the $13,922,625 of net sales for the six months ended June 30, 2002. The decrease in the six months ended June 30, 2003 resulted primarily from the shift in product mix in our sales department. During the first half year of 2002, we took advantage of a one time opportunity to invest in two non-exclusive brands from a competing wholesaler to improve our sales position which filled a void due to the sale of our Old English Label to the Miller appointed wholesaler.

Cost of sales was $9,975,897 or 73% of net sales for the six month period in 2003, as compared to $10,579,412 or 76% of net sales for the six month period ended 2002. The decrease in cost of goods sold as a percentage of sales for the six months ended June 30, 2003, was due to changes in our discounting policies which management put into effect in the last two quarters of 2002, as well as favorable return rate on unredeemed deposits. Management expects the Company's gross profit percentage to level off over the course of the year to between 26 and 27%.

Selling, general and administrative expenses for the six month period ended June 30, 2003 were $3,334,486 as compared to $4,102,528 for the respective 2002 period. The decrease in the six months ended June 30, 2003 was due primarily to the substantial cuts that management had implemented in the last half of the year 2002. Personnel reductions were made in both selling and distribution. The management has also reduced upper and middle management compensation between 10-30%. These cost cutting measures are still in effect going forward in our third quarter.


Interest expense for the six month period ended June 30, 2003 was $275,509 as compared to $251,212 for the respective 2002 period. The increase in the six month period ended June 30, 2003 was due primarily to interest paid on the Entrepreneur Growth Capital line of credit which in some cases were over the allowable caps which were in place in our present agreement.

Management is presently seeking a new credit facility which will be more appropriate to serving Capital's present and future growth plans.

Liquidity and Capital Resources

Cash provided by operations for the six months ended June 30, 2003 was $593,397. This was primarily due to the increase in accounts payable and accrued expenses for the 6 month period ended June 30, 2003.

Working capital deficiency increased from ($2,418,137) at December 31, 2002 to ($2,845,117) at June 30, 2003 due to the Company's decision to pay off additional long term debt.

At June 30, 2003 the Company's primary sources of liquidity were $153,495 in cash, $690,050 in accounts receivable and $3,060,169 in inventories.

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

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit 31 - Certifications pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

              Exhibit 32 - Certifications pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CAPITAL BEVERAGE CORPORATION





Date: August 14, 2003                       /s/Carmine N. Stella,
                                               ----------------------
                                               President and
                                               Chief Executive Officer,
                                               as Registrant's duly authorized
                                               officer

                                            /s/Carol Russell,
                                               ------------------------
                                               Secretary and Treasurer