Form 10QSB
period 2003-09-30
CAPITAL BEVERAGE CORP
filed 2003-11-18
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2003
                                       OR

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

Yes X No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 17, 2003 was 3,792,045 shares.

                          CAPITAL BEVERAGE CORPORATION
                                   FORM 10-QSB
                               September 30, 2003



                                      INDEX
                                                                      PAGE
                                                                     NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet as of September 30, 2003                        3

           Statement of Operations for the three-months
              ended September 30, 2003 and 2002 and the
              nine-months ended September 30, 2003 and 2002              4

           Statement of Cash Flows for the nine-months
              ended September 30, 2003 and 2002                          5

           Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis or Plan of Operations     7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                9

Signatures                                                              10

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $            69,327
     Accounts receivable - net of allowance for doubtful
         accounts of $60,842                                            730,242
     Inventories                                                      3,507,096
     Prepaid expenses and other current assets                            9,821
                                                              ------------------
         TOTAL CURRENT ASSETS                                         4,316,487

PROPERTY AND EQUIPMENT                                                  166,049

DISTRIBUTION LICENSE                                                  4,358,462

OTHER ASSETS                                                            194,166
                                                              ------------------
                                                            $         9,035,164
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $         4,362,549
     Accrued expenses and taxes                                         149,615
     Current portion of long-term debt                                2,797,770
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    7,309,934
                                                              ------------------

CAPITAL LEASE OBLIGATIONS                                               106,204

LONG-TERM DEBT                                                          962,295

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                     -
     Common stock, $ .001 par value;
         authorized 20,000,000 shares;
         issued and outstanding 3,792,045 shares                          3,793
     Additional paid-in capital                                       5,796,249
     Accumulated deficit                                             (5,143,311)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     656,731
                                                              ------------------
                                                            $         9,035,164
                                                              ==================




     The accompanying notes are an integral part of the financial statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                                  ---------------------------------------   ----------------------------------------
                                                       2003                 2002                    2003                  2002
                                                  ----------------   --------------------   ---------------------   ----------------
                                                     (Unaudited)         (Unaudited)            (Unaudited)            (Unaudited)


SALES                                         $       7,712,658    $         7,998,358    $         21,376,471    $    21,920,983

COST OF GOODS SOLD                                    5,847,659              5,908,118              15,823,556         16,487,530
                                                  ----------------   --------------------   ---------------------    ---------------

GROSS PROFIT                                          1,864,999              2,090,240               5,552,915          5,433,453
                                                  ----------------   --------------------   ---------------------    ---------------

OPERATING EXPENSES
 Selling and delivery                                   377,604                387,009               1,039,204          1,049,923
 General and administrative                           1,353,627              1,468,786               4,026,513          4,908,400
                                                  ----------------   --------------------   ---------------------    ---------------
                                                      1,731,232              1,855,795               5,065,718          5,958,323
                                                  ----------------   --------------------   ---------------------    ---------------

LOSS FROM OPERATIONS                                    133,767                234,445                 487,197           (524,870)

INTEREST EXPENSE                                       (108,431)              (116,717)               (383,940)          (367,929)

INTEREST INCOME                                            -                      -                       -                 2,302

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                      -                      -                       -              (860,000)
                                                  ----------------   --------------------   ---------------------    ---------------

NET INCOME (LOSS)                             $          25,336    $           117,728    $            103,257    $    (1,750,497)
                                                  ================   ====================   =====================    ===============

LOSS PER  COMMON SHARE - BASIC AND DILUTED:
 NET LOSS BEFORE CUMULATIVE EFFECT  OF
  CHANGE IN ACCOUNTING PRINCIPLE              $            0.01    $              0.04    $               0.03    $         (0.28)
 CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     -                      -                       -                 (0.27)
                                                  ----------------   --------------------   ---------------------    ---------------
 NET LOSS                                     $            0.01    $              0.04    $               0.03    $         (0.55)
                                                  ================   ====================   =====================    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              3,792,045              3,178,409               3,792,045          3,178,409
                                                  ================   ====================   =====================    ===============











    The accompanying notes are an integral part of the financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                              Nine Months Ended September 30,
                                         ---------------------------------------
                                                2003                 2002
                                         ---------------------------------------
                                            (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                 $           103,257  $        (1,750,497)
                                         ------------------   ------------------
     Adjustments to reconcile
      net income (loss)to net
      cash used in operating activities:
        Depreciation and amortization               51,702               76,764
        Change in accounting principle                   -              860,000

     Changes in assets and liabilities:
         Accounts receivable                      (249,242)            (135,806)
         Inventories                            (1,121,516)          (1,051,100)
         Prepaid expenses                           (2,898)             (18,025)
         Other assets                              (37,764)              27,030
         Accounts payable and
          accrued expenses                       1,997,365              239,929
         Cash overdraft                                  -              505,876
                                         ------------------   ------------------
          Total adjustments                        637,647              504,668
                                         ------------------   ------------------

NET CASH (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                              740,904           (1,245,829)
                                         ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                          (36,550)             (45,161)
                                         ------------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES              (36,550)             (45,161)
                                         ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments of capital
      lease obligations                              6,948              (37,420)
     Due to officer                                      -              (19,148)
     Payments of long-term debt                   (712,217)            (689,275)
     Payment of dividends                          (50,000)             (50,000)
     Notes payable                                       -             (136,361)
                                         ------------------   ------------------
NET CASH USED IN FINANCING ACTIVITIES             (755,269)            (932,204)
                                         ------------------   ------------------

NET DECREASE IN CASH                               (50,915)          (2,223,194)

CASH - BEGINNING OF PERIOD                         120,242            2,272,786
                                         ------------------   ------------------

CASH - END OF PERIOD                   $            69,327  $            49,592
                                         ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest        $           383,940  $           367,129
                                         ==================   ==================



     The accompanying notes are an integral part of the financial statements

                          CAPITAL BEVERAGE CORPORATION
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

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

As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,143,311 at September 30, 2003 and, as of that date, a working capital deficiency of $2,993,447. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

Results of Operations

Net sales for the nine months ended September 30, 2003 were $21,376,471, reflecting a decrease of $544,512 or 2.5% from the $21,920,983 of net sales for the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 resulted primarily from the shift in product mix in our sales department. During the first half year of 2002, we took advantage of a one time opportunity to invest in two non-exclusive brands from a competing wholesaler to improve our sales position which filled a void due to the sale of our Old English Label to the Miller appointed wholesaler.

Cost of sales was $15,823,556 or 74% of net sales for the nine month period in 2003, as compared to $16,487,530 or 75% of net sales for the nine month period ended 2002. The decrease in cost of goods sold as a percentage of sales for the nine months ended September 30, 2003, was due to changes in our discounting policies which management put into effect in the last two quarters of 2002, as well as favorable return rate on unredeemed deposits. Management expects the Company's gross profit percentage to remain at 26% throughout the fourth quarter.

Selling, general and administrative expenses for the nine month period ended September 30, 2003 were $5,065,718 as compared to $5,958,323 for the respective 2002 period, reflecting a 15% improvement in overall expenses. The decrease in the nine months ended September 30, 2003 was due primarily to the substantial cuts that management had implemented in the last half of the year 2002. Personnel reductions were made in both selling and distribution. The management has also reduced upper and middle management compensation between 10-30%. These cost cutting measures are still in effect going forward in our fourth quarter.

Interest expense for the nine month period ended September 30, 2003 was $383,940 as compared to $367,929 for the respective 2002 period. The increase in the nine month period ended September 30, 2003 was due primarily to interest paid on the Entrepreneur Growth Capital line of credit which in some cases were over the allowable caps which were in place in our present agreement.

Management is presently seeking a new credit facility which will be more appropriate to serving Capital's present and future growth plans.

Liquidity and Capital Resources

Cash provided by operations for the nine months ended September 30, 2003 was $740,904. This was primarily due to the increase in accounts payable for the 9 month period ended September 30, 2003.

Working capital deficiency increased from ($2,418,137) at December 31, 2002 to ($2,993,447) at September 30, 2003 due to the Company's decision to pay off additional long term debt.

At September 30, 2003 the Company's primary sources of liquidity were $69,327 in cash, $730,242 in accounts receivable and $3,507,096 in inventories.

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

                          CAPITAL BEVERAGE CORPORATION





Date: November 18, 2003                     /s/Carmine N. Stella,  President and
                                               Chief Executive Officer,
                                               as Registrant's duly authorized
                                               officer

                                            /s/Carol Russell,
                                               Secretary and Treasurer