Form 10KSB
period 2003-12-31
CAPITAL BEVERAGE CORP
filed 2004-04-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB


            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $28,300,623.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 12, 2004, was approximately $529,772.60.

         Number of shares outstanding of the issuer's Common Stock as of April 12, 2004 was 3,792,045.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          Capital Beverage Corporation
                         2003 Form 10-KSB Annual Report
                                TABLE OF CONTENTS


PART I

 ITEM 1.  BUSINESS...........................................................3
 ITEM 2.  PROPERTIES........................................................13
 ITEM 3.  LEGAL PROCEEDINGS.................................................13
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON ...................................14
 ITEM 6.  MANAGEMENT'S DISCUSSION ..........................................15
 ITEM 7.  FINANCIAL STATEMENTS. ............................................17
 ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS .....................17
 ITEM 8a. CONTROLS AND PROCEDURES.......................................... 18

PART III

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL .............19
 ITEM 10. EXECUTIVE COMPENSATION. ..........................................23
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ..............26
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. ..................26
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................27
 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................27

SIGNATURES..................................................................30

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


                                     PART I

Item 1.  BUSINESS.

         Statements in this Form 10-KSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Recent Developments

         As of February 2004, the Company entered into a letter of intent with InDrinks Vertriebsges m.b.H. to become the exclusive agent for Blue Ox energy drinks and Oxtails mixed cocktails in the United States. Upon completion of the exclusive agreement, the Company's exclusive territory will include all of the United States, Puerto Rico and United States military sales worldwide. Currently, Blue Ox sales are $4.5 million and gross margins are 45% before marketing expenses. Blue Ox is one the only nationally distributed energy drinks with 4 different flavors.

            On October 2, 2003, the Company entered into an engagement agreement with Casimir Capital L.P. ("Casimir") in which Casimir will act as exclusive strategic and financial advisor to the Company with respect to certain prospective corporate transactions. The initial term of the retention of Casimir is from October 2, 2003 to March 24, 2004. In the event that during the initial term the Company closes a restructuring, the term shall automatically be extended for six months from the expiration date of the initial term. Upon the execution of the engagement agreement, the Company issued to Casimir warrants to purchase an aggregate of 1,000,000 non-redeemable and non-callable warrants. The warrants are exercisable at $1.00 per share for a period of ten years from the date of issuance.

            On April 14, 2003, the Company purchased from Metropolitan Beer Distributing Corp the exclusive right to purchase the brand rights of Pabst Blue Ribbon Beer for the additional territory of the Bronx county for $44,000. This permits the Company to promote, advertise, market, sell and distribute at wholesale and retail this beverage in the five boroughs of New York.

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

            The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. At December 31, 2003 the outstanding balance was $1,882,185.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2004 and accruing interest at 12% per annum.

         Addie and the officers of the Company have entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note and agreement with ECG, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie has transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC is lending the net proceeds of its loan from Seaway to Capital. Addie and the officers have also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

Expanding Customer Base

         In 1999 the Company turned the Pittsburgh brand beer "Prime Time" and "Night Flight" into well known brands with a substantial customer base in the metropolitan New York area. In 2003, these brands accounted for over 400,417 case sales (16 oz. equivalents).

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

Employees

         As of December 31, 2003, the Company employed a staff of 98, including 10 sales managers, 21 sales people, 16 managerial/administrative and 51 distribution employees. The Company has a collective bargaining agreement with Local 918 and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 2003, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

Risks related to our business

Our Business is Highly Competitive. The business conducted by the Company is highly competitive. As of December 31, 2003, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2003. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one recent Nasdaq rule approved by the Commission requires that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, two (2) of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

Item 2.  PROPERTIES.

         The main offices and warehouse location for products are at 700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231. There is over 200,000 sq. ft. of usage at this location at a cost of $30,384.13 per month. The lease on this location is with Erie Basin Marine Associates. Management of the Company believes that the rent paid by the Company under this lease is less than the fair market value of similar premises within the area in which the Company's administrative offices are located.

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

         The following table indicates the high and low closing prices for the Company's, Common Stock and Class A Warrants for the period from January 1, 2001 to December 31, 2003 based upon information supplied by the NASDAQ system and the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock


2001 Fiscal Year                                Quoted Price
----------------                                ------------
                                             High             Low
                                             ----             ---
First Quarter                                .969             .25
Second Quarter                              1.56              .35
Third Quarter                                .60              .35
Fourth Quarter                               .50              .25


2002 Fiscal Year                                 Quoted Price
----------------                                 ------------
                                             High             Low
                                             ----             ---
First Quarter                                .50              .11
Second Quarter                              1.17              .35
Third Quarter                                .66              .17
Fourth Quarter                               .25              .07


2003 Fiscal Year                                  Quoted Price
----------------                                  ------------
                                              High             Low
                                              ----             ---
First Quarter                                 .21              .08
Second Quarter                                .43              .25
Third Quarter                                 .40              .23
Fourth Quarter                                .51              .19

Class A Warrants


2001 Fiscal Year                                  Quoted Price
----------------                                  ------------
                                              High             Low
                                              ----             ---
First Quarter                                 .125             .031
Second Quarter                                .187             .031
Third Quarter                                 .09              .01
Fourth Quarter                                .09              .01


2002 Fiscal Year                                  Quoted Price
----------------                                  ------------
                                              High             Low
                                              ----             ---
First Quarter                                 .01              .01
Second Quarter                                .05              .01
Third Quarter                                 .02              .02
Fourth Quarter                                 *                *


2003 Fiscal Year                                   Quoted Price
----------------                                   ------------
                                               High             Low
                                               ----             ---
First Quarter                                   *                *
Second Quarter                                  *                *
Third Quarter                                   *                *
Fourth Quarter                                  *                *

* No data available.

         On April 12, 2004 the closing price of the Common Stock as reported on The OTC Bulletin Board was $.28. On April 12, 2004 there were 137 holders of record of Common Stock.

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

Results of Operations

         Net sales for the year ended December 31, 2003 were $28,300,623, reflecting a decrease of $537,593 or 1.9% from the $28,838,216 of net sales for the year ended December 31, 2002. The decrease in the year ended December 31, 2003 resulted primarily from the shift in product mix in our sales department in two separate areas. The increased competition in the non exclusive segment of imported Russian Beer as well as the saturation of new energy drinks in the New York market.

         Cost of sales was $20,762,400 or 73.4% of net sales for the year ended December 31, 2003, as compared to $21,595,102 or 74.9% of net sales for the year ended December 31, 2002. The decrease in cost of goods sold as a percentage of sales for the year ended December 31, 2003, was due to changes in our discounting policies which management put into effect in the last two quarters of 2002, as well as favorable return rate on unredeemed deposits.

         Selling, general and administrative expenses for the year ended December 31, 2003 were $6,970,916 as compared to $7,679,593 for the respective 2002 period, reflecting a 9% improvement in overall expenses. The decrease in the twelve months ended December 31, 2003 was due primarily to the substantial cuts that management had implemented in the last half of the year 2002. Personnel reductions were made in both selling and distribution. The management has also reduced upper and middle management compensation between 10-30%. These cost cutting measures are still in effect going forward in the year 2004.

         Interest expense for the twelve month period ended December 31, 2003 was $543,136 as compared to $473,275 for the respective 2002 period. The increase in the twelve month period ended December 31, 2003 was due primarily to interest paid on the Entrepreneur Growth Capital line of credit which in some cases were over the allowable caps which were in place in our present agreement.

         Management has secured in December 2003 both a new revolver and term credit facility which is more appropriate to serving Capital's present and future growth plans.

Liquidity and Capital Resources

         Cash provided by operations for the twelve months ended December 31, 2003 was $83,598. This was primarily due to the increase in accounts payable for the 12 month period ended December 31, 2003.

         Working capital deficiency increased from ($2,418,137) at December 31, 2002 to ($4,028,322) at December 31, 2003 due to the Company's decision to pay off additional long term debt.

         At December 31, 2003 the Company's primary sources of liquidity were $189,276 in cash, $550,142 in accounts receivable and $2,500,218 in inventories.

         Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2004.

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

         Prior to May 10, 2002, the Company did not consult with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

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

Item 8a. CONTROLS AND PROCEDURES

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

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

               Name                 Age       Position Held

         Carmine N. Stella          51     President, Chief Executive Officer,
                                           Chairman of the Board of Directors

         Anthony Stella             52     Vice President of Sales and Marketing

         Carol Russell              48     Secretary, Treasurer and Director

         Joseph M. Luzzi*           56     Director

         Michael Matrsciani         48     Director

         Daniel Matrisciani         57     Director and Vice President of
                                           Operations

         Vito Cardinale*            44     Director
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

         The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Company's 1996 Incentive Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Vito Cardinale and Joseph Luzzi.

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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2003 Form 10-KSB.

         The audit committee consists of two members Vito Cardinale and Joseph Luzzi, both of whom are "independent" for purposes of stock exchange listing standards. The audit committee does not currently have an individual who qualifies as an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

Code of Ethics

         We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer, principal financial officer and controller) and directors. The Code of Business Conduct and Ethics is not currently posted on our website but can be obtained free of charge by sending a request to our Corporate Secretary at our address. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our principal executive officer, principal financial officer, controller or persons performing similar functions will be disclosed on our website.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

         Casimir Capital L.P., is delinquent in its filing of Schedule 13-D and Form 3 with the Securities and Exchange Commission relating to its ownership of warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2001, 2002 and 2003.

                           Summary Compensation Table

                                    Annual Compensation Awards                   Long-Term Compensation
-------------------------------------------------------------------              -----------------------
        (a)                         (b)       (c)                  (d)                     (e)                (f)

                                                              Other Annual               Restricted        Stock Option
Name and Principal Position         Year    Salary            Compensation                Award              Grants
---------------------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   2003    $205,019.64           -0-                       -0-             300,000
President, Chief Executive Officer, 2002    $241,105.07           -0-                       -0-               -0-
Chairman of the Board               2001    $300,504.20           -0-                       -0-               -0-



Anthony Stella                      2003    $128,258.12           -0-                       -0-             150,000
Vice President of Sales             2002    $151,709.02           -0-                       -0-               -0-
and Managing Director               2001    $181,977.18           -0-                       -0-               -0-


Carol Russell                       2003    $65,784.96            -0-                       -0-              50,000
Secretary Treasurer                 2002    $80,868.60            -0-                       -0-               -0-
and Director                        2001    $101,750.74           -0-                       -0-               -0-


Daniel Matrisciani                  2003    $133,075.80           -0-                       -0-             137,500
Vice President of                   2002    $155,647.94           -0-                       -0-               -0-
Operations and Director             2001    $100,297.69           -0-                       -0-               -0-


The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's executive officers named in the above Summary Compensation Table.

                             Option/SAR Grants In Last Fiscal Year

                     Number of      Percent of Total
                    Securities       Options/SARS      Exercise
                    Underlying        Granted to        or Base
                   Options/SARS       Employees in       Price
Name               Granted (#)       Fiscal Year%       ($/Sh)   Expiration Date


Carmine Stella       300,000              20%            $.23       12/31/2013

Anthony Stella       150,000              10%            $.23       12/31/2013

Carol Russel          50,000             3.3%            $.23       12/31/2013

Daniel Matrisciani   137,500             9.2%            $.23       12/31/2013


         Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors meet at least quarterly during the Company's fiscal year, and at such other times duly called.

Employment Agreements

      The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance. The contract was renewed for another three years and expired in October, 2003. Mr. Stella continues to remain in the employ of the Company in accordance with the terms of his expired contract. There were no changes made to the original contract.

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

      All financial consideration in each of the aforementioned employment agreements were reduced by thirty percent (30%) for an undetermined period of time.

Stock Option Plans and Agreements

      The Company's 1996 Incentive Stock Option Plan was approved by the Board of Directors and holders of Common Stock of the Company on June 19, 1996 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 350,000 shares of Common Stock has been authorized and reserved for issuance under the 1996 Incentive Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. 175,000 options have been granted under the Company's 1996 Incentive Stock Option Plan. The 1996 Incentive Stock Option Plan will be administered by the Compensation Committee, which has the sole authority to interpret the 1996 Incentive Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 1996 Incentive Stock Option Plan; provided that, (i) the exercise price of each option granted under the 1996 Incentive Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. No option is exercisable after an optionee ceases to be employed by the Company or a subsidiary of the Company, subject to the right of the Compensation Committee to extend the exercise period for not more than 90 days following the date of termination of an optionee's employment. If an optionee's employment is terminated by reason of disability, the Compensation Committee has the authority to extend the exercise period for not more than one year following the date of termination of the optionee's employment. If an optionee dies holding options that were not fully exercised, such options may be exercised in whole or in part within one year of the optionee's death by the executors or administrators of the optionee's estate or by the optionee's heirs. The vesting period, if any, specified for each option will be accelerated upon the occurrence of a change of control or threatened change of control of the Company.

      The Company's 2003 Stock Option Plan, which is subject to shareholder approval, was approved by the Compensation Committee and Board of Directors on December 30, 2003. The Company's 2003 Stock Option Plan will be submitted to the holders of Common Stock of the Company in July 2004 to provide for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 to officers and employees of the Company. A total of 1,500,000 shares of Common Stock has been authorized and reserved for issuance under the 2003 Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 2003 Stock Option Plan will be administered by the Compensation Committee, which has the sole authority to interpret the 2003 Stock Option Plan, to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted under the 2003 Stock Option Plan; provided that, (i) the exercise price of each option granted under the 2003 Stock Option Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or the laws of descent and distribution. In December 2003, the Company granted 1,500,000 options to employees and officers of the Company pursuant to the 2003 Stock Option Plan exercisable for 10 years at $.23 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

      The following table sets forth as of April 12, 2004, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:




Name and Address of         Shares of Common                   Percentage (%) of
Beneficial Owner (1)         Stock Owned (5)                    Common Stock (5)

Carmine Stella(2)                712,500                              18.8%

Anthony Stella(3)                237,500                               6.3%

Carol Russell                          0                                 0%

Joseph Luzzi                           0                                 0%

Alex Matrisciani(4)              237,500                               6.3%

Michael Matrisciani(4)           237,500                               6.3%

Daniel Matrisiciani(4)           237,500                               6.3%

Vito Cardinale                         0                                 0%

Monty Matrisciani(4)             237,500                               6.3%

Casimir Capital L.P.           1,000,000(6)                           20.9%
100 Broadway, 11th Floor
New York, NY 10005
All officers and
directors as a group
(nine (9) persons)             1,900,000                              50%

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 700 Columbia
         Street, Erie Basin, Building # 302, Brooklyn, New York 11231.
(2) Does not include 333,600 shares of Common Stock that may be acquired by Mr. Stella beginning July 17, 1998 upon exercise of 333,600 additional Class A Warrants held by Mr. Stella.
(3) Does not include 83,400 shares of Common Stock that may be acquired by Mr. Anthony Stella beginning July 17, 1998 upon exercise of 83,400 Class A Warrants held by him.
(4) Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(5) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.
(6) Includes warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable at $1.00 per share. Casimir Capital L.P. is delinquent in its filing of Schedule 13D and Form 3 with the Securities and Exchange Commission.

The following table presents information as of April 12, 2004 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

                      Equity Compensation Plan Information

                                                                                                      Number of securities
                                                                                                     remaining available for
                                Number of Securities to be        Weighted-average exercise            future issuance under
                                  issued upon exercise of          price of outstanding              equity compensation plans
                                   outstanding options,              warrants and                    (excluding securities
 Plan category                     warrants and rights                   rights                       reflected in column (a)
------------------------------ ----------------------------     ----------------------------        ---------------------------
                                           (a)                         (b)                                      (c)
Equity compensation plans
approved by security holders               0                              -                                      -

Equity compensation plans not
approved by security
holders                                 1,850,000                       $.62                                     0

Total                                   1,850,000                       $.62                                     0


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2004 and accruing interest at 12% per annum.

         Addie and the officers of the Company have entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note and agreement with ECG, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie has transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC is lending the net proceeds of its loan from Seaway to Capital. Addie and the officers have also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

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

(a)(1)  Financial Statements.

                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                              FINANCIAL STATEMENTS



                                      INDEX

                                                               Page Number
                                                         -----------------------

INDEPENDENT AUDITORS' REPORT                                      F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                              F - 3

       Statements of Operations                                   F - 4

       Statements of Stockholders' Equity                         F - 5

       Statements of Cash Flows                                   F - 6

       Notes to Financial Statements                         F - 7 to F - 18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

         We have audited the accompanying consolidated balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                                             /s/ Sherb & Co., LLP
                                                 Certified Public Accountants


New York, New York
March 26, 2004

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS:
     Cash                                                       $       189,276
     Accounts receivable - net of allowance for doubtful
        accounts of $60,842                                             550,142
     Inventories                                                      2,500,218
     Prepaid expenses and other current assets                           35,473
                                                                  --------------
        TOTAL CURRENT ASSETS                                          3,275,109

PROPERTY AND EQUIPMENT                                                  155,825

DISTRIBUTION LICENSE                                                  4,402,462

OTHER ASSETS                                                            319,746
                                                                  --------------

                                                                 $     8,153,142
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $     2,651,416
     Accrued expenses and taxes                                         133,216
     Revolving loans                                                  1,882,185
     Loan payable                                                     2,500,000
     Current portion of long-term debt                                  104,738
     Current portion of capital lease obligations                        31,876
                                                                  --------------
        TOTAL CURRENT LIABILITIES                                     7,303,431
                                                                  --------------

CAPITAL LEASE OBLIGATIONS                                                58,950

LONG-TERM DEBT                                                          114,838

STOCKHOLDERS' EQUITY:
     Preferred stock,
      no shares issued and outstanding                                    -
     Common stock, $ .001 par value;
      authorized 20,000,000 shares;
      issued and outstanding 3,792,045 shares                             3,793
     Additional paid-in capital                                       5,986,249
     Deferred compensation                                              (91,724)
     Accumulated deficit                                             (5,222,395)
                                                                  --------------
        TOTAL STOCKHOLDERS' EQUITY                                      675,923
                                                                  --------------

                                                                $     8,153,142
                                                                  ==============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended December 31,
                                                --------------------------------
                                                      2003             2002
                                                ---------------   --------------


NET SALES                                     $     28,300,623  $    28,838,216
COST OF SALES                                       20,762,400       21,595,102
                                                ---------------   --------------
GROSS PROFIT                                         7,538,223        7,243,114
                                                ---------------   --------------

COSTS AND EXPENSES:
     Selling and delivery                            1,383,166        1,393,461
     General and administrative                      5,489,474        6,237,042
     Non-cash compensation                              98,276           49,090
                                                ---------------   --------------
                                                     6,970,916        7,679,593
                                                ---------------   --------------

INCOME (LOSS) FROM OPERATIONS                          567,307         (436,479)

INTEREST EXPENSE, net                                 (543,136)        (473,275)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                    -         (860,000)
                                                ---------------   --------------

NET INCOME (LOSS)                             $         24,171  $    (1,769,754)
                                                ===============   ==============

NET INCOME (LOSS) PER SHARE:

 BASIC                                        $           0.01  $         (0.55)
                                                ===============   ==============
 DILUTED                                      $           0.01  $         (0.55)
                                                ===============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES:

 BASIC                                               3,792,045        3,229,545
                                                ===============   ==============
 DILUTED                                             3,802,045        3,229,545
                                                ===============   ==============







                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                        Preferred Stock       Common Stock     Additional                                  Total
                                     -------------------  -------------------   Paid-In      Deferred     Accumulated  Stockholders'
                                      Shares     Amount     Shares     Amount   Capital    Compensation     Deficit       Equity
                                     --------   --------  ---------  --------  ----------  ------------   -----------  ------------

Balance December 31, 2001                -    $     -     3,178,409  $ 3,179  $ 5,747,773 $         -   $ (3,476,812)  $ 2,274,140

 Issuance of common stock
  for services                           -          -       613,636      614       48,476           -          -            49,090

 Net loss                                -          -          -        -            -              -     (1,769,754)   (1,769,754)

                                     --------   --------  ---------  -------   -----------  -----------   -----------   ----------
Balance December 31, 2002                -          -     3,792,045    3,793    5,796,249          -      (5,246,566)      553,476

 Issuance of warrants for services       -          -          -        -         190,000     (190,000)         -             -

 Amortization of deferred
  compensation                           -          -          -        -            -          98,276          -           98,276

 Net income                              -          -          -        -            -            -          24,171         24,171

                                     --------   --------  ---------  -------   ----------   -----------   -----------   ----------
Balance December 31, 2003                -    $     -     3,792,045 $  3,793  $ 5,986,249 $   (91,724)  $ (5,222,395)  $   675,923
                                     ========   ========  =========  =======   ==========   ===========   ===========   ==========













                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                     Year Ended December 31,
                                              ----------------------------------
                                                     2003               2002
                                              ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                      $         24,171   $     (1,769,754)
                                              ---------------    ---------------
     Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
           Depreciation and amortization              66,991            114,018
           Non-cash compensation                      98,276             49,090
           Change in accounting principle                  -            860,000

     Changes in assets and liabilities:
        Accounts receivable                          (69,142)           (99,810)
        Inventories                                 (114,638)          (470,688)
        Prepaid expenses                             (28,550)             2,328
        Other assets                                (163,344)           (11,355)
        Accounts payable and
         accrued expenses                            269,834             76,828
                                              ---------------    ---------------
           Total adjustments                          59,427            520,411
                                              ---------------    ---------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                 83,598         (1,249,343)
                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of distribution license                (44,000)                 -
     Return of leased equipment                            -            (50,468)
     Capital expenditures                            (34,067)            (5,200)
                                              ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                (78,067)           (55,668)
                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                 (86,694)           284,196
     Proceeds from officer                                 -            (19,148)
     Principal payments of capital
      lease obligations                              (15,976)           (62,882)
     Payment of accrued dividends
      on preferred stock                             (50,000)           (75,000)
     Payments of notes payable                             -           (136,361)
     Proceeds from loan payable                    2,500,000                  -
     Payments of long-term debt                   (2,283,827)          (838,338)
                                              ---------------    ---------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 63,503           (847,533)
                                              ---------------    ---------------

INCREASE (DECREASE) IN CASH                           69,034         (2,152,544)

CASH - BEGINNING OF YEAR                             120,242          2,272,786
                                              ---------------    ---------------

CASH - END OF YEAR                          $        189,276   $        120,242
                                              ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest              $        543,136   $        475,577
                                              ===============    ===============

SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
        Return of leased equipment          $              -   $         83,189
                                              ===============    ===============




                See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.       DESCRIPTION OF BUSINESS

         Capital Beverage Corporation (the "Company") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. In December 1998, CAP Communications, Ltd. ("Cap Com"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public.

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

         As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,222,395 at December 31, 2003 and, as of that date, a working capital deficiency of $4,028,322. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The financial statements include the accounts of the Company and Cap Com, its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         Inventories - Inventories of beer and other beverage products are stated at the lower of cost, determined by the first-in, first-out method, or market.

         Shipping and handling costs - The Company accounts for shipping and handling costs as a component of "Cost of Sales".

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the year ended December 31, 2003 and 2002 was $62,680 and $67,768, respectively.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS
         142. Pursuant to SFAS 142 the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the year ended December 31, 2003. (See Note 5)

         Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 has not had a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

4.       DISTRIBUTION RIGHTS

         The Company acquired these exclusive license rights to distribute within the five boroughs of New York City valued at $5,218,462 as part of the agreement with Prospect in May 2001. The rights consist of the Pabst brands which make up approximately 73% of sales and include brand names such as Colt 45, Champale and Old Milwaukee. The Pittsburgh brands make up approximately 17% of sales and include brand names such as Nighflight, Mustang Lager and Primetime. All other brands make up less than 10% of the product line. The Company determined that these rights have an indefinite life because the terms of the agreements are indefinite. Furthermore, the franchise law of New York State, states that any terminated distributor is entitled to get "fair market value" for the brand distribution rights.

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

         On April 14, 2003, the Company purchased from Metropolitan Beer Distributing Corp the exclusive right to purchase the brand rights of Pabst Blue Ribbon Beer for the additional territory of the Bronx county for $44,000. This permits the Company to promote, advertise, market, sell and distribute at wholesale and retail this beverage in the five boroughs of New York.

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. At December 31, 2003 the outstanding balance was $1,882,185.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2004 and accruing interest at 12% per annum.

         Addie and the officers of the Company have entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note and agreement with ECG, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie has transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC is lending the net proceeds of its loan from Seaway to Capital. Addie and the officers have also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

         Promissory note payable to Consolidated
         paid to the State of New York, due
         in monthly installments of $10,000
         including interest at 10% per annum            $        219,576
                                                          ----------------
         Less current portion                                   (104,738)
                                                          ----------------
                                                        $        114,838
                                                          ================

        The entire long-term portion is due in 2005.

7.       INCOME TAXES

         At December 31, 2003 the Company had a net operating loss carryover of $3,388,000 available as offsets against future taxable income, if any, which expire at various dates through 2022. The Company has a deferred tax asset of $1,355,000 arising from net operating loss deductions and temporary differences and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The difference between the recorded income taxes/(benefits) and the expected income taxes/(benefits) using a 40 percent effective rate are as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                        2003            2002
                                                  -------------  ---------------
         Expected income tax (benefit)           $      10,000  $     (360,000)
         Utilization of net operating loss
          carryforward                                 (10,000)
         Benefits not recorded                           -             360,000
                                                  -------------  ---------------
                                                 $       -      $         -
                                                  =============  ===============

8.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31, 2003:

               Leasehold improvements        $             87,059
               Machinery and equipment                    268,013
                                              --------------------
                                                          355,072
               Less accumulated depreciation             (199,247)
                                              --------------------
                                             $            155,825
                                              ====================

9.       LEASE COMMITMENTS

         In June 2001 the Company moved to the offices and warehouse facilities of Prospect. This space is under a noncancellable operating lease which requires minimum monthly payments of $30,384 through 2012. Rent expense for 2003 and 2002 was $360,511 and $347,052, respectively.

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

11.      MAJOR SUPPLIER INFORMATION

         Purchases from major suppliers were approximately $16,718,000 and $14,512,000 in 2003 and 2002, respectively.

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

13.      EMPLOYMENT AGREEMENTS

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

         All financial consideration in each of the aforementioned employment agreements were reduced by thirty percent (30%) for an undetermined period of time.

14.      CONSULTING AGREEMENT

         On October 2, 2003, the Company entered into a consulting agreement with Casimir Capital L.P. ("Casimir") in which Casimir will act as exclusive strategic and financial advisor to the Company. The initial term shall be from October 2, 2003 to March 24, 2004. In the event that during the initial term the Company closes a restructuring the term shall automatically be extended for six months from the expiration date of the initial term. The Company issued Casimir 1,000,000 non-redeemable and non-callable warrants on the date of the execution of this agreement. The warrants are exercisable at $1.00 per share for a period of ten years from the date of issuance. The warrant was valued at $190,000 using the Black-Scholes option valuation model and was initially recorded as deferred equity compensation to be amortized over the term of the agreement. Amortization for the year ended December 31, 2003 was $98,276.

15.      STOCK OPTIONS AND WARRANTS

         2003 Stock Option Plan

         The Company's 2003 Incentive Stock Option Plan (the "Plan"), which is subject to shareholder approval, was approved by the Compensation Committee and Board of Directors on December 30, 2003 to provide for the grant of incentive stock options to officers and employees of the Company. A total of 1,500,000 shares of Common Stock has been authorized and reserved for issuance, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Plan will be administered by the Compensation Committee, which has the sole authority to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted provided that, (i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or laws of descent and distribution. In December 2003 the Company granted 1,500,000 options to employees and officers of the Company pursuant to the Plan exercisable for ten years at $0.23 per share.

         The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following range of assumptions for the year ended December 31, 2003:


                           Risk free interest rate                 5.0%
                           Expected dividend yield                  0%
                           Expected lives                        10 years
                           Expected volatility                     368%


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         Using the Black-Scholes option valuation model, the weighted average grant date fair value of options granted during the year ended December 31, 2003 was $.23 per option share.

         For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.

         The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                        December 31,
                                         ---------------------------------------
                                                 2003                 2002
                                         --------------------  -----------------
                                                      Pro                  Pro
                                          Reported   Forma      Reported  Forma
                                         ---------  ---------  --------- -------
         Net income (loss)              $     24   $  (511)   $ (1,770) $(1,770)
         Income (loss) per Share:
          -Basic and Diluted            $   0.01   $ (0.15)   $  (0.55) $ (0.55)

       A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                                    Weighted
                                                                     Average
                                                     Shares       Exercise Price
                                                  ----------      --------------
    Outstanding at December 31, 2001                   350             $2.00
        Granted                                          0                 -
        Exercised                                        0                 -
        Cancelled                                        0                 -
                                                  ----------      --------------
    Outstanding at December 31, 2002                   350              2.00
       Granted                                       1,500              0.23
       Exercised                                         0                 -
       Cancelled                                         0                 -
                                                  ----------      --------------
    Outstanding as December 31, 2003                 1,850             $0.62
                                                   =========      ==============


       A summary of options outstanding and exercisable at December 31, 2003 is as follows (in thousands, except per share amounts):



                                                Options Outstanding                  Options Exercisable
                                             --------------------------    ---------------------------------------
                                               Weighted      Weighted
                                               Average        Average
           Range of                          Remaining Life  Exercise           Range of
        Exercise Prices            Options    (in years)      Price          Exercise Prices         Options
     -----------------------     ----------  ------------   -----------    -----------------        -------------
     December  31, 2003
           $0.23  -  $3.50         1,850          10            $0.62        $0.23  -  $3.50          1,850
     December 31, 2002
           $0.50  -  $3.50           350        5.50            $2.00        $0.50  -  $3.50            350


         Warrants

         In July 1997, the Company sold 800,000 units for $3,803,000 after expenses. The units consisted of one share of Common Stock and Class A Redeemable Common Stock Purchase Warrants. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 were to expire on July 16, 2002 were extended one year to July 16, 2004. The warrants are redeemable by the Company at $.001 per warrant under terms as defined in the warrant agreement. At December 31, 2002, 1,659,000 Class A warrants were issued and outstanding.

         In October 2003, the Company issued 1,000,000 warrants pursuant to a consulting agreement. The Company valued the warrants using the Black-Scholes options valuation model. (see Note 14)

         A summary of the Company's stock warrant activity and related information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):



                                                            Weighted Average
                                                 Warrants    Exercise Price
                                               ----------   -----------------
         Outstanding at December 31, 2001          1,659           6.25
            Granted                                    0              -
            Exercised                                  0              -
            Cancelled                                  0              -
                                               ----------   -----------------
         Outstanding at December 31, 2002          1,659           6.25
            Granted                                1,000           1.00
            Exercised                                  0              -
            Cancelled                                  0              -
                                               ---------    -----------------
         Outstanding as December 31, 2003          2,659          $4.28
                                               =========    =================



16.      STOCKHOLDERS' EQUITY

         In December 2002, the Company issued 613,636 shares of common stock to officers of the Company. In consideration for these shares the officers guaranteed the loan of the Company, related pledge and security agreement and other valuable services provided to the Company. Accordingly, the Company recorded the issuance of these shares as stock based compensation for the fair market value at the date of issuance.

(a) (2)  Exhibits

         A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

              Consistent with the Audit Committee's responsibility for engaging our independent auditors, subsequent to January 1, 2004, all audit and permitted non-audit services require pre-approval by the Audit Committee. Subsequent to January 1, 2004, all services performed by the auditors will be pre-approved.

              During the fiscal years ended December 31, 2003 and 2002 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

              The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2003 and for the review of our quarterly reports on Form 10-QSB for the same year totaled $41,000. The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2002 and for the review of our quarterly reports on Form 10-QSB for the same year totaled $40,500.

Audit Related Fees

              There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2003 and 2002.

Financial Information Systems Design and Implementation Fees

              There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2003 and 2002.

Tax Fees

               There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2003 and 2002.

All Other Fees

              There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2003 and 2002.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1     Certification of Chief Executive Officer and Treasurer pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002

* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

(b)      Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14 day of April, 2004.

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

/s/ Carmine N. Stella       Chief Executive Officer,           April  14, 2004
    Carmine N. Stella       President and Chairman of
                            the Board of Directors

/s/ Carol Russell           Secretary and Treasurer            April  14, 2004
    Carol Russell           and Director

/s/ Joseph Luzzi            Director                           April  14, 2004
    Joseph Luzzi

/s/ Anthony Stella          Vice President of Sales            April  14, 2004
    Anthony Stella          and Managing Director

/s/ Michael Matrisciani     Director                           April  14, 2004
    Michael Matrisciani

/s/ Daniel Matrisciani      Director and Vice                  April  14, 2004
    Daniel Matrisciani      President of Operations

/s/ Vito Cardinale          Director                           April  14, 2004
    Vito Cardinale