Form 10-Q
period 2004-03-31
CAPITAL BEVERAGE CORP
filed 2004-05-24
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934


                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from ______ to ________


                         Commission File Number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-3878747
 (State or other jurisdiction of                       (I.R.S. Employer)
  incorporation or organization)                       Identification No.)

  700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York    11231
   (Address of principal executive offices)                           (Zip Code)

                                 (718) 488-8500
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares common stock, $.001 par value, outstanding as of May 24, 2004 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets (unaudited)
            as of March 31, 2004 and December 31, 2003                     3
           Consolidated Statements of Operations
            (unaudited) for the three month periods
             ended March 31, 2004 and 2003                                 4
           Consolidated Statements of Cash Flows (unaudited)
            for the three month periods
            ended March 31, 2004 and 2003                                  5
           Notes to Consolidated
            Financial Statements (unaudited)                              6-9
Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10-11
Item 3.    Quantitative and Qualitative Disclosures
            About Market Risks                                            11
Item 4.    Controls and Procedures                                        11

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               12

Signatures                                                                13

Item 1. Financial Statements

               CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                  d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                       CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                March 31,       December 31,
                                                                                  2004              2003
                                                                              --------------   ---------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                   $       191,438  $        189,276
     Accounts receivable - net of allowance for doubtful
        accounts of $60,842                                                       1,124,814           550,142
     Inventories                                                                  3,171,483         2,500,218
     Prepaid expenses and other current assets                                       22,627            35,473
                                                                              --------------   ---------------
        TOTAL CURRENT ASSETS                                                      4,510,362         3,275,109

PROPERTY AND EQUIPMENT                                                              145,292           155,825

DISTRIBUTION LICENSE                                                              4,402,462         4,402,462

OTHER ASSETS                                                                        310,723           319,746
                                                                              --------------   ---------------

                                                                            $     9,368,839  $      8,153,142
                                                                              ==============   ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $     4,330,222  $      2,651,416
     Accrued expenses and taxes                                                      88,862           133,216
     Revolving loans                                                              1,534,128         1,882,185
     Loan payable                                                                 2,500,000         2,500,000
     Current portion of long-term debt                                              106,567           104,738
     Current portion of capital lease obligations                                    36,847            31,876
     Deposits payable                                                                15,000                 -
                                                                              --------------   ---------------
        TOTAL CURRENT LIABILITIES                                                 8,611,626         7,303,431
                                                                              --------------   ---------------

CAPITAL LEASE OBLIGATIONS                                                            47,214            58,950

LONG-TERM DEBT                                                                       87,596           114,838

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                                    -                 -
     Common stock, $ .001 par value; authorized 20,000,000 shares;
        issued and outstanding 3,792,045 shares                                       3,793             3,793
     Additional paid-in capital                                                   5,986,249         5,986,249
     Deferred compensation                                                                -           (91,724)
     Accumulated deficit                                                         (5,367,639)       (5,222,395)
                                                                              --------------   ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                  622,403           675,923
                                                                              --------------   ---------------

                                                                            $     9,368,839  $      8,153,142
                                                                              ==============   ===============




                 See notes to consolidated financial statements.

                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                    2004             2003
                                                                --------------   --------------
                                                                 (Unaudited)      (Unaudited)

NET SALES                                                     $     7,749,854  $     6,419,213
COST OF SALES                                                       5,845,680        4,624,939
                                                                --------------   --------------
GROSS PROFIT                                                        1,904,174        1,794,274
                                                                --------------   --------------

COSTS AND EXPENSES:
     Selling and delivery                                             377,832          324,439
     General and administrative                                     1,353,937        1,285,925
     Non-cash compensation                                             91,724
     Amortization and depreciation                                     37,648           20,924
                                                                --------------   --------------
                                                                    1,861,141        1,631,288
                                                                --------------   --------------

INCOME FROM OPERATIONS                                                 43,033          162,986

INTEREST EXPENSE, net                                                (188,276)        (145,635)
                                                                --------------   --------------

NET INCOME (LOSS)                                             $      (145,243) $        17,351
                                                                ==============   ==============

INCOMES (LOSS) PER SHARE - BASIC AND DILUTED                  $         (0.04) $          0.00
                                                                ==============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED INCOME (LOSS) PER SHARE                                3,792,045        3,792,045
                                                                ==============   ==============











                 See notes to consolidated financial statements.

                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                                                      Three Months Ended March 31,
                                                                                    ---------------------------------
                                                                                        2004              2003
                                                                                    --------------   ----------------
                                                                                     (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $      (145,243) $          17,351
                                                                                    --------------   ----------------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                 129,372             20,924

     Changes in assets and liabilities:
        Accounts receivable                                                              (574,672)            70,914
        Inventories                                                                      (671,265)          (378,924)
        Prepaid expenses                                                                   12,846                 (2)
        Other assets                                                                        9,023             10,399
        Deposits payable                                                                  (15,000)                 -
        Accounts payable and accrued expenses                                           1,634,452            550,030
        Deferred sales                                                                          -             43,636
                                                                                    --------------   ----------------
            Total adjustments                                                             524,756            316,977
                                                                                    --------------   ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 379,513            334,328
                                                                                    --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                            -                  -
                                                                                    --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                                                     (348,057)            31,121
     Principal payments of capital lease obligations                                       (3,881)           (21,224)
     Payment of accrued dividends on preferred stock                                            -            (25,000)
     Payments of long-term debt                                                           (25,413)          (428,896)
                                                                                    --------------   ----------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (377,351)          (443,999)
                                                                                    --------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                             2,162           (109,671)

CASH - BEGINNING OF PERIOD                                                                189,276            120,242
                                                                                    --------------   ----------------

CASH - END OF PERIOD                                                              $       191,438  $          10,571
                                                                                    ==============   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                                    $       144,113  $         145,635
                                                                                    ==============   ================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,367,639 and $5,222,395 at March 31, 2004 and December 31, 2003, respectively. The Company also has a working capital deficiency of $4,101,264 and $4,028,322 at March 31, 2004 and December 31, 2003, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Shipping and handling costs - The Company accounts for shipping and handling costs as a component of "Cost of Sales". Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the three months ended March 31, 2004 and 2003 was $10,533 and $20,924, respectively.

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

         New Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149 has not had a material effect on the Company's financial position or results of operations.

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

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $1,534,128 and $1,882,185 at March 31, 2004 and December 31, 2003, respectively.

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

6.       LONG-TERM DEBT

         Long-term debt consists of the following on March 31, 2004:

         Promissory note payable to Consolidated
         paid to the State of New York,
         due in monthly installments of
         $10,000 including interest at
         10% per annum                              $           194,163
                                                        ----------------
         Less current portion                                  (106,567)
                                                        ----------------
                                                    $           87,596
                                                        ================

         The entire long-term portion is due in 2005.

                Special Note Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other risks identified in our Form 10-KSB for the year ended December 31, 2003 and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the quarter ended March 31, 2004 were $7,749,854, reflecting an increase of $1,330,641 or 21% from the $6,419,213 of net sales for the quarter ended March 31, 2003. This increase in the quarter ended March 31, 2004 resulted primarily from the following events: management discounted various packages in January and February to offset the negative impact to sales caused by the extreme cold weather and transshipped product by various neighboring wholesalers looking for added sales outside their authorized territories, and our announcement that the brewery was raising our pricing on the number one selling package on April 1st 2004 resulted in a favorable buy in from our customer base in the month of March.

Cost of sales was $5,845,680 or 76% of net sales for the quarter ended March 31, 2004, as compared to $4,624,939 or 72% of net sales for the quarter ended March 31, 2003. The increase in cost of goods sold as a percentage of sales for the quarter ended March 31, 2004, was due to the discounting which management deemed necessary to offset transshipped product by neighboring wholesalers into our territory of the Colt 45 product. This problem was detected in early January and with the help of the Pabst Brewery a remedy was put in place going forward to prevent this negative occurrence in the future. Management expects to return to its traditional gross margin in the second quarter.

Selling, general and administrative expenses for the quarter ended March 31, 2004 were $1,731,769 as compared to $1,610,364 for the respective 2003 period, reflecting an 8% increase in overall expenses. The increase in the three months ended March 31, 2004 was due primarily to the substantial increase in our sales volume in the month of March due to the anticipation of a price increase in April of 2004.

Non-cash compensation of $91,724 is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003.

Interest expense for the three month period ended March 31, 2004 was $188,276 as compared to $145,635 for the respective 2003 period. The increase in the three month period ended March 31, 2004 was due primarily to the refinancing of our credit facility in December of 2003. Management negotiated and finalized a new line of credit paying a higher interest rate than previous, however, the positive trade off is that there will be zero amortization on this loan for a period of two years affording Capital a favorable impact on cash flow.

Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2004 was $379,513. This was primarily due to the increase in accounts payable due to the Pabst Brewery caused by an over abundance of purchases in inventory at the current price anticipating a price increase in April 2004, offset primarily by increases in accounts receivable and purchases of inventory.

Cash used in financing activities resulted primarily from payments of revolving loans and long-term debt.

Working capital deficiency increased from ($4,028,322) at December 31, 2003 to ($4,101,264) at March 31, 2004 due to the rise in accounts payable impacted by the future product price increase.

At March 31, 2004 the Company's primary sources of liquidity were $191,438 in cash, $1,124,814 in accounts receivable and $3,171,483 in inventories.

Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.


Item 4. Controls and Procedures

           As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1     Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002

         31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

         During the first quarter of 2004, we did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         May 21, 2004        CAPITAL BEVERAGE CORPORATION
                                           (Registrant)

                            By:/s/Carmine N. Stella
                                  -------------------------------------
                                  Carmine N. Stella
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                            By:/s/Carol Russell
                                  -----------------------------------------
                                  Carol Russell
                                  Secretary and Treasurer (Principal
                                  Financial Officer and Accounting Officer)