Form 10-Q
period 2004-06-30
CAPITAL BEVERAGE CORP
filed 2004-08-23
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the transition period from ______ to ________


                         Commission File Number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                       13-3878747
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   700 Columbia Street, Erie Basin, Building # 302, Brooklyn, NY    11231
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


The number of shares common stock, $.001 par value, outstanding as of August 18, 2004 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets (unaudited)
            as of June 30, 2004 and December 31, 2003                     3
           Consolidated Statements of Operations
            (unaudited) for the three and six month periods
             ended June 30, 2004 and 2003                                 4
           Consolidated Statements of Cash Flows (unaudited)
            for the six month periods
            ended June 30, 2004 and 2003                                  5
           Notes to Consolidated
            Financial Statements (unaudited)                              6-9
Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10-11
Item 3.    Quantitative and Qualitative Disclosures
            About Market Risks                                            12
Item 4.    Controls and Procedures                                        12

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                               13

Signatures                                                                14

Item 1. Financial Statements


                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                June 30,        December 31,
                                                                                  2004              2003
                                                                              --------------   ---------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                   $       119,858  $        189,276
     Accounts receivable - net of allowance for doubtful
        accounts of $60,842                                                         827,600           550,142
     Inventories                                                                  3,258,124         2,500,218
     Prepaid expenses and other current assets                                       37,697            35,473
                                                                              --------------   ---------------
        TOTAL CURRENT ASSETS                                                      4,243,279         3,275,109

PROPERTY AND EQUIPMENT                                                              134,767           155,825

DISTRIBUTION LICENSE                                                              4,402,462         4,402,462

OTHER ASSETS                                                                        289,045           319,746
                                                                              --------------   ---------------

                                                                            $     9,069,553  $      8,153,142
                                                                              ==============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $     3,540,118  $      2,651,416
     Accrued expenses and taxes                                                      84,029           133,216
     Revolving loans                                                              2,105,113         1,882,185
     Loan payable                                                                 2,500,000         2,500,000
     Current portion of long-term debt                                              118,405           104,738
     Current portion of capital lease obligations                                    56,423            31,876
                                                                                                            -
                                                                              --------------   ---------------
        TOTAL CURRENT LIABILITIES                                                 8,404,088         7,303,431
                                                                              --------------   ---------------

CAPITAL LEASE OBLIGATIONS                                                            23,413            58,950

LONG-TERM DEBT                                                                       58,508           114,838

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                                    -                 -
     Common stock, $ .001 par value; authorized 20,000,000 shares;
        issued and outstanding 3,792,045 shares                                       3,793             3,793
     Additional paid-in capital                                                   5,986,249         5,986,249
     Deferred compensation                                                                -           (91,724)
     Accumulated deficit                                                         (5,406,498)       (5,222,395)
                                                                              --------------   ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                  583,544           675,923
                                                                              --------------   ---------------

                                                                            $     9,069,553  $      8,153,142
                                                                              ==============   ===============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                           -------------------------------   ------------------------------
                                                                2004             2003            2004             2003
                                                           ----------------  -------------   --------------   -------------
                                                             (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

NET SALES                                                $       6,483,836      7,244,600  $    14,233,690  $   13,663,813
COST OF SALES                                                    4,517,347      5,350,958       10,363,027       9,975,897
                                                           ----------------  -------------   --------------   -------------
GROSS PROFIT                                                     1,966,489      1,893,642        3,870,663       3,687,916
                                                           ----------------  -------------   --------------   -------------

COSTS AND EXPENSES:
    Selling and delivery                                           383,156        337,161          760,988         661,600
    General and administrative                                   1,416,874      1,345,114        2,770,811       2,631,039
    Non-cash compensation                                                -              -           91,724               -
    Amortization and depreciation                                   37,639         20,923           75,287          41,847
                                                           ----------------  -------------   --------------   -------------
                                                                 1,837,669      1,703,198        3,698,810       3,334,486
                                                           ----------------  -------------   --------------   -------------

INCOME FROM OPERATIONS                                             128,820        190,444          171,853         353,430

INTEREST EXPENSE, net                                             (167,679)      (129,874)        (355,955)       (275,509)
                                                           ----------------  -------------   --------------   -------------

NET INCOME (LOSS)                                        $         (38,859)        60,570  $      (184,102) $       77,921
                                                           ================  =============   ==============   =============

INCOMES (LOSS) PER SHARE - BASIC AND DILUTED             $           (0.01)          0.02  $         (0.05) $         0.02
                                                           ================  =============   ==============   =============

WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN CALCULATION OF BASIC AND
    DILUTED INCOME (LOSS) PER SHARE                              3,792,045      3,792,045        3,792,045       3,792,045
                                                           ================  =============   ==============   =============











                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended June 30,
                                                                            ---------------------------------
                                                                                2004              2003
                                                                            -------------    ----------------
                                                                              (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $     (184,102)  $          77,921
                                                                            -------------    ----------------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                        167,011              41,847

     Changes in assets and liabilities:
        Accounts receivable                                                     (277,458)           (209,050)
        Inventories                                                             (757,906)           (674,589)
        Prepaid expenses                                                          (2,224)             (2,193)
        Other assets                                                             (23,529)            (52,864)
        Accounts payable and accrued expenses                                    839,515           1,412,325
                                                                            -------------    ----------------
            Total adjustments                                                    (54,591)            515,476
                                                                            -------------    ----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (238,693)            593,397
                                                                            -------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                   -
                                                                            -------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                                             222,928                   -
     Principal payments of capital lease obligations                             (10,990)            (20,189)
     Payment of accrued dividends on preferred stock                                   -             (40,000)
     Payments of long-term debt                                                  (42,663)           (499,955)
                                                                            -------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              169,275            (560,144)
                                                                            -------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                  (69,418)             33,253

CASH - BEGINNING OF PERIOD                                                       189,276             120,242
                                                                            -------------    ----------------

CASH - END OF PERIOD                                                      $      119,858   $         153,495
                                                                            =============    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                            $      355,955   $         275,509
                                                                            =============    ================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

         Certain financial information which is normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB.

2.       GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying consolidated financial statements, the Company has a history of losses with an accumulated deficit of $5,406,498 and $5,222,395 at June 30, 2004 and December 31, 2003,
         respectively. The Company also has a working capital deficiency of $4,160,809 and $4,028,322 at June 30, 2004 and December 31, 2003,
         respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the six months ended June 30, 2004 and 2003 was $21,058 and $41,847, respectively.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS
         142. Pursuant to SFAS 142 the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the six months ended June 30, 2004.

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

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $2,105,113 and $1,882,185 at June 30, 2004 and December 31, 2003, respectively.

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

6.       LONG-TERM DEBT

                  Long-term debt consists of the following on June 30, 2004:

                  Promissory note payable to Consolidated paid to the State of New York, due in monthly installments of $10,000 including interest at 10% per annum:
                                                     $           176,913
                                                          ----------------
                  Less current portion                          (118,405)
                                                          ----------------
                                                     $            58,508
                                                          ================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the six months ended June 30, 2004 were $14,233,690, reflecting an increase of $569,877 or 4% from the $13,663,813 of net sales for the six months ended June 30, 2003. This increase in the six months ended June 30, 2004 resulted primarily from the following events: management discounted various packages in January and February to offset the negative impact to sales caused by the extreme cold weather and transshipped product by various neighboring wholesalers looking for added sales outside their authorized territories, and our announcement that the brewery was raising our pricing on the number one selling package on April 1st 2004 resulted in a favorable buy in from our customer base in the month of March.

Cost of sales was $10,363,027 or 73% of net sales for the six months ended June 30, 2004, as compared to $9,975,897 or 73% of net sales for the six months ended June 30, 2003. The cost of sales as a percentage of net sales is on target with management projections. The first quarter of the year reflected higher costs due to discounting and quantity purchases to drive sales prior to our price increase on April 1, 2004. The second quarter stabilized our costs of sales percentage due to an inventory buildup at lower cost prior to our price increase.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $3,531,799 as compared to $3,292,639 for the respective 2003 period, reflecting a 7% increase in overall expenses. The increase in the six months ended June 30, 2004 was due primarily to the substantial increase in our sales volume in the month of March due to the anticipation of a price increase in April of 2004.

Non-cash compensation of $91,724 is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003.

Interest expense for the six month period ended June 30, 2004 was $355,955 as compared to $275,509 for the respective 2003 period. The increase in the six month period ended June 30, 2004 was due primarily to the refinancing of our credit facility in December of 2003. Management negotiated and finalized a new line of credit paying a higher interest rate than previous, however, the positive trade off is that there will be zero amortization on this loan for a period of two years affording Capital a favorable impact on cash flow.

Liquidity and Capital Resources

Cash used in operations for the six months ended June 30, 2004 was ($238,693). This was primarily due to the increase in inventories and accounts receivable offset by an increase in accounts payable.

Cash provided by financing activities resulted primarily from additional borrowings on the Company's line of credit provided by the bank.

Working capital deficiency increased from ($4,028,322) at December 31, 2003 to ($4,160,810) at June 30, 2004 due to the net loss incurred for the six months.

At June 30, 2004 the Company's primary sources of liquidity were $119,858 in cash, $827,600 in accounts receivable and $3,258,124 in inventories.

Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2004.
Liquidity and Capital Resources

Cash used in operations for the six months ended June 30, 2004 was ($238,693). This was primarily due to the increase in inventories and accounts receivable offset by an increase in accounts payable.

Cash provided by financing activities resulted primarily from additional borrowings on the Company's line of credit provided by the bank.

Working capital deficiency increased from ($4,028,322) at December 31, 2003 to ($4,160,810) at June 30, 2004 due to the net loss incurred for the six months.

At June 30, 2004 the Company's primary sources of liquidity were $119,858 in cash, $827,600 in accounts receivable and $3,258,124 in inventories.

Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Not applicable

Item 4. Controls and Procedures

           As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

(a)         Exhibits

            31.1     Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes Oxley Act of 2002

            31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

         During the second quarter of 2004, we did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         August 23, 2004             CAPITAL BEVERAGE CORPORATION
                                                    (Registrant)

                                  By: /s/ Carmine N. Stella
                                      ----------------------------------------
                                          Carmine N. Stella
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                 By:  /s/ Carol Russell
                                      -----------------------------------------
                                          Carol Russell
                                          Secretary and Treasurer (Principal
                                          Financial Officer and Accounting
                                          Officer)