Form 10-Q
period 2004-09-30
CAPITAL BEVERAGE CORP
filed 2004-11-15
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

The number of shares common stock, $.001 par value, outstanding as of November 15, 2004 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                          Page
Item 1.    Unaudited Interim Financial Statements

           Consolidated Balance Sheets(Unaudited)..........................2

           Consolidated Statements of Operations(Unaudited)................3

           Consolidated Statements of Cash Flows(Unaudited)................4

           Notes to Consolidated Financial Statements(Unaudited).........5 to 8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations................9 to 10

Item 3.    Quantitative and Qualitative Disclosures About Market Risks....11

Item 4.    Controls and Procedures........................................11

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................11

Signatures................................................................12

Item 1. Financial Statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               September 30,    December 31,
                                                                                  2004              2003
                                                                              --------------   ---------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                                   $        54,965  $        189,276
     Accounts receivable - net of allowance for doubtful
        accounts of $60,842                                                         957,430           550,142
     Inventories                                                                  2,967,317         2,500,218
     Prepaid expenses and other current assets                                       60,790            35,473
                                                                              --------------   ---------------
        TOTAL CURRENT ASSETS                                                      4,040,502         3,275,109

PROPERTY AND EQUIPMENT                                                              138,957           155,825

DISTRIBUTION LICENSE                                                              4,402,462         4,402,462

OTHER ASSETS                                                                        252,187           319,746
                                                                              --------------   ---------------

                                                                            $     8,834,108  $      8,153,142
                                                                              ==============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $     3,130,089  $      2,651,416
     Accrued expenses and taxes                                                     105,654           133,216
     Revolving loans                                                              2,266,943         1,882,185
     Loan payable                                                                 2,500,000         2,500,000
     Current portion of long-term debt                                              120,995           104,738
     Current portion of capital lease obligations                                    56,423            31,876
                                                                              --------------   ---------------
        TOTAL CURRENT LIABILITIES                                                 8,180,104         7,303,431
                                                                              --------------   ---------------

CAPITAL LEASE OBLIGATIONS                                                            18,278            58,950

LONG-TERM DEBT                                                                       29,571           114,838

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                                    -                 -
     Common stock, $ .001 par value; authorized 20,000,000 shares;
        issued and outstanding 3,792,045 shares                                       3,793             3,793
     Additional paid-in capital                                                   5,986,249         5,986,249
     Deferred compensation                                                                -           (91,724)
     Accumulated deficit                                                         (5,383,886)       (5,222,395)
                                                                              --------------   ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                  606,156           675,923
                                                                              --------------   ---------------

                                                                            $     8,834,108  $      8,153,142
                                                                              ==============   ===============



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                 -------------------------  -----------------------------
                                                     2004         2003          2004            2003
                                                 ------------- ---------------------------   ------------
                                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

NET SALES                                      $    7,043,376 $ 7,712,658 $    21,277,066  $  21,376,471
COST OF SALES                                       5,083,885   5,847,659      15,446,912     15,823,556
                                                 ------------- -----------  --------------   ------------
GROSS PROFIT                                        1,959,491   1,864,999       5,830,154      5,552,915
                                                 ------------- -----------  --------------   ------------

COSTS AND EXPENSES:
    Selling and delivery                              399,969     377,604       1,160,957      1,039,204
    General and administrative                      1,313,987   1,343,773       4,084,798      3,974,812
    Non-cash compensation                                   -           -          91,724              -
    Amortization and depreciation                      38,257       9,855         113,544         51,702
                                                 ------------- -----------  --------------   ------------
                                                    1,752,214   1,731,232       5,451,024      5,065,718
                                                 ------------- -----------  --------------   ------------

INCOME FROM OPERATIONS                                207,277     133,767         379,130        487,197

INTEREST EXPENSE, net                                (184,666)   (108,431)       (540,621)      (383,940)
                                                 ------------- -----------  --------------   ------------

NET INCOME (LOSS)                              $       22,611 $    25,336 $      (161,491) $     103,257
                                                 ============= ===========  ==============   ============

INCOMES (LOSS) PER SHARE - BASIC AND DILUTED   $         0.01 $      0.01 $         (0.04) $        0.03
                                                 ============= ===========  ==============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN CALCULATION OF BASIC AND
    DILUTED INCOME (LOSS) PER SHARE                 3,792,045   3,792,045       3,792,045      3,792,045
                                                 ============= ===========  ==============   ============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended September 30,
                                                                                    ------------------------------------
                                                                                         2004                2003
                                                                                    ----------------    ----------------
                                                                                       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $        (161,491)  $         103,257
                                                                                    ----------------    ----------------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                   205,268              51,702

     Changes in assets and liabilities:
        Accounts receivable                                                                (407,288)           (249,242)
        Inventories                                                                        (467,099)         (1,121,516)
        Prepaid expenses                                                                    (25,317)             (2,898)
        Other assets                                                                        (13,785)            (37,764)
        Accounts payable and accrued expenses                                               451,112           1,997,365
                                                                                    ----------------    ----------------
            Total adjustments                                                              (257,110)            637,647
                                                                                    ----------------    ----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (418,601)            740,904
                                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                                   (15,333)            (36,550)
                                                                                    ----------------    ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (15,333)            (36,550)
                                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                                                        384,758
     Principal payments of capital lease obligations                                        (16,125)              6,948
     Payment of accrued dividends on preferred stock                                              -             (50,000)
     Payments of long-term debt                                                             (69,010)           (712,217)
                                                                                    ----------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         299,623            (755,269)
                                                                                    ----------------    ----------------

NET DECREASE IN CASH                                                                       (134,311)            (50,915)

CASH - BEGINNING OF PERIOD                                                                  189,276             120,242
                                                                                    ----------------    ----------------

CASH - END OF PERIOD                                                              $          54,965   $          69,327
                                                                                    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                                    $         456,631   $         383,940
                                                                                    ================    ================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

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

         As shown in the accompanying consolidated financial statements, the Company has a history of losses with an accumulated deficit of $5,383,886 and $5,222,395 at September 30, 2004 and December 31, 2003,
         respectively. The Company also has a working capital deficiency of $4,139,602 and $4,028,322 at September 30, 2004 and December 31, 2003,
         respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the nine months ended September 30, 2004 and 2003 was $32,201 and $51,702, respectively.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS
         142. Pursuant to SFAS 142 the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the nine months ended September 30, 2004.

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

         New Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $2,266,943 and $1,882,185 at September 30, 2004 and December 31, 2003, respectively.

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

6.       LONG-TERM DEBT

         Long-term debt consists of the following on September 30, 2004:

           Promissory note payable to Consolidated
           paid to the State of
           New York, due in monthly installments
           of $10,000 including
           interest at 10% per annum           $           150,566
                                                  ----------------
           Less current portion                           (120,995)
                                                  ----------------
                                                $           29,571
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine months ended September 30, 2004 were $21,277,066, reflecting a decrease of $99,405 or .47% from the $21,376,471 of net sales for the nine months ended September 30, 2003. This decrease in the nine months ended September 30, 2004 resulted primarily from the following events: management discounted various packages in January and February to offset the negative impact to sales caused by the extreme cold weather and transshipped product by various neighboring wholesalers looking for added sales outside their authorized territories, and our announcement that the brewery was raising our pricing on the number one selling package on April 1st 2004 resulted in a favorable buy in from our customer base in the month of March. Our third quarter sales were also negatively impacted by an extremely cool and rainy summer.

Cost of sales was $ 15,446,912 or 73% of net sales for the nine months ended September 30, 2004, as compared to $15,823,556 or 74% of net sales for the nine months ended September 30, 2003. The cost of sales as a percentage of net sales is on target with management projections. The first quarter of the year reflected higher costs due to discounting and quantity purchases to drive sales prior to our price increase on April 1, 2004. The second and third quarter stabilized our costs of sales percentage due to an inventory buildup at lower cost prior to our price increase.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $5,245,755 as compared to $5,014,016 for the respective 2003 period, reflecting a 5% increase in overall expenses. The increase in the nine months ended September 30, 2004 was due primarily to the substantial increase in our sales volume in the month of March due to the anticipation of a price increase in April of 2004, as well as the increased cost in union, insurance and health benefits we incurred.

Non-cash compensation of $91,724 is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003.

Depreciation and amortization was $113,544 for the nine months ended September 30, 2004 as compared to $51,702 for the respective 2003 period. The increase of $61,847 or 119% was attributable to amortization of an intangible asset of $81,344 which we began amortizing during the 4th quarter of 2003, offset by a decrease in depreciation expense.

Interest expense for the nine month period ended September 30, 2004 was $540,621 compared to $383,940 for the respective 2003 period. The increase in the nine month period ended September 30, 2004 was due primarily to the refinancing of our credit facility in December of 2003. Management negotiated and finalized a new line of credit paying a higher interest rate than previous, however, the positive trade off is that there will be zero payments on this loan for a period of two years affording Capital a favorable impact on cash flow.

Liquidity and Capital Resources

Cash used in operations for the nine months ended September 30, 2004 was ($418,601). This was primarily due to the increase in inventories and accounts receivable offset by an increase in accounts payable.

Cash provided by financing activities resulted primarily from additional borrowings on the Company's line of credit provided by the bank.

Working capital deficiency increased from ($4,028,322) at December 31, 2003 to ($4,139,602) at September 30, 2004 due to the net loss incurred for the nine months.

At September 30, 2004 the Company's primary sources of liquidity were $54,965 in cash, $957,430 in accounts receivable and $2,967,317 in inventories.

Management believes it has sufficient sources of working capital to adequately meet the Company's needs through the end of 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         Not applicable

Item 4. Controls and Procedures

           As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

(a)         Exhibits

            31.1     Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes Oxley Act of 2002

            31.2     Certification of Treasurer pursuant to Section 302 of the
                      Sarbanes Oxley Act of 2002

            32.1     Certification of Chief Executive Officer and Treasurer
                      pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

         During the third quarter of 2004, we did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 2004      CAPITAL BEVERAGE CORPORATION
                                    (Registrant)

                              By:/s/Carmine N. Stella
                                    -----------------------------------------
                                    Carmine N. Stella
                                    President and Chief Executive Officer
                                   (Principal Executive Officer)

                             By:  /s/Carol Russell
                                     ---------------------------------
                                     Carol Russell
                                     Secretary and Treasurer (Principal
                                     Financial Officer and Accounting Officer)