Form 10-K
period 2004-12-31
CAPITAL BEVERAGE CORP
filed 2005-04-15
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K


         [X]  Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2004.

         [ ]  Transition Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

                                                     Commission File No. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3878747
------------------------------------    ----------------------------------------
 (State of or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York     11231
-------------------------------------------------------------------   ----------
         (Address of Principal Executive Officers)                    (Zip Code)

Registrant's telephone number, including area code: (718) 488-8500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         Issuer's revenues for its most recent fiscal year were $27,615,065.00.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 13, 2005, was approximately $473,011.25.

         Number of shares outstanding of the issuer's Common Stock as of April 13, 2005 was 3,792,045.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          Capital Beverage Corporation
                          2004 Form 10-K Annual Report
                                TABLE OF CONTENTS


                                     PART I

 ITEM 1.      BUSINESS. .....................................................3
 ITEM 2.      PROPERTIES. ..................................................14
 ITEM 3.      LEGAL PROCEEDINGS. ...........................................14
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........14

                                     PART II

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON................................15
 ITEM 6.      SELECTED FINANCIAL DATA. .....................................16
 ITEM 7.      MANAGEMENT'S DISCUSSION ......................................17
 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLSOURES......................19
 ITEM 8.      FINANCIAL STATEMENTS. ........................................20
 ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE ..........................20
 ITEM 9A.     CONTROLS AND PROCEDURES.......................................20

                                    PART III

 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............21
 ITEM 11.     EXECUTIVE COMPENSATION........................................24
 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ..........27
 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. ..............29
 ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................30

                                     PART IV

 ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................31

SIGNATURES

CERTIFICATES

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.


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

Recent Developments

         On April 15, 2005, the Company entered into a letter of intent with Oak Beverages Inc. ("Oak"), pursuant to which the Company agreed to sell to Oak its exclusive distribution rights and saleable inventory. The proposed purchase price for the exclusive distribution rights is $10,500,000 payable as follows:
(i) $7,500,000 to be paid at closing in immediately available funds, and (ii) $3,000,000 to paid in 24 equal quarterly installments of $125,000 commencing 90 days following the date of the closing, inclusive of interest. In addition, Oak will pay to the Company for the saleable inventory an amount equal to the price paid by the Company for the inventory. According to the terms of the letter of intent, Oak will not assume any liabilities or obligations of the Company. The proposed transaction is subject to and conditioned upon the completion of Oak's due diligence review of the Company, the negotiation and execution of a definitive purchase agreement, and the satisfaction of certain conditions, including the approval of the Company's stockholders and certain suppliers of the Company's products. The Company believes that the definitive agreement will be executed during the next few weeks and that the transaction will close during the summer of 2005.

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

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. At December 31, 2004 the outstanding balance was $2,500,000.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2005 and accruing interest at 12% per annum.

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

Expanding Customer Base

         In 1999 the Company turned the Pittsburgh brand beer "Prime Time" and "Night Flight" into well known brands with a substantial customer base in the metropolitan New York area. In 2004, these brands accounted for over 405,584 case sales (16 oz. equivalents).

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

Advertising

         The Company intends to present to the trade and the consumer an ongoing marketing campaign. To achieve this, the Company will establish and maintain an advertising and marketing budget. Such budget will be used primarily to participate in various advertising programs established by the breweries. A proposed budget of $.05 per case based upon actual sales during Fiscal 2004 and 2005 will enable the Company to allocate toward advertising.

Employees

         As of December 31, 2004, the Company employed a staff of 99, including 9 sales managers, 27 sales people, 18 managerial/administrative and 45 distribution employees. The Company has a collective bargaining agreement with Local 918 and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

Competition

         The business conducted by the Company is highly competitive. As of December 31, 2004, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

Risk Factors

         In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks related to our business

Our Business is Highly Competitive. The business conducted by the Company is highly competitive. As of December 31, 2004, the Company competed with approximately 6 other companies in the metropolitan New York area that are engaged in businesses that are substantially similar to that engaged in by the Company. Some of the Company's competitors are better capitalized, better financed more established and more experienced than the Company and may offer beer, beverage and related products at lower prices or concessions than the Company. Should the Company not be able to compete effectively, its results of operations and financial condition could be materially adversely affected.

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

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2004. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

ITEM 2.  PROPERTIES.

         The main offices and warehouse location for products are at 700 Columbia Street, Erie Basin, Building #302, Brooklyn, New York 11231. There is over 200,000 sq. ft. of usage at this location at a cost of $31,599.50 per month. The lease on this location is with Erie Basin Marine Associates. Management of the Company believes that the rent paid by the Company under this lease is less than the fair market value of similar premises within the area in which the Company's administrative offices are located.

         Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

ITEM 3.  LEGAL PROCEEDINGS.

         Management is not aware of any material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered in this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbol "CBEV". The Common Stock is regularly quoted and traded on the OTC Bulletin Board. The Company's securities were delisted by the NASDAQ Stock Market on June 19, 2001.

         The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2002 to December 31, 2004 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2002 Fiscal Year                                    Quoted Price
----------------                                    ------------
                                               High             Low
                                               ----             ---
First Quarter                                   .50              .11
Second Quarter                                 1.17              .35
Third Quarter                                   .66              .17
Fourth Quarter                                  .25              .07

2003 Fiscal Year                                    Quoted Price
----------------                                    ------------
                                               High             Low
                                               ----             ---
First Quarter                                   .21              .08
Second Quarter                                  .43              .25
Third Quarter                                   .40              .23
Fourth Quarter                                  .51               .19

2004 Fiscal Year                                    Quoted Price
----------------                                    ------------
                                               High             Low
                                               ----             ---
First Quarter                                   .41              .25
Second Quarter                                  .35              .28
Third Quarter                                   .30              .16
Fourth Quarter                                  .25              .17

         On April 13, 2005 the closing price of the Common Stock as reported on The OTC Bulletin Board was $.25. On April 13, 2005 there were 174 holders of record of Common Stock.

Recent Sales of Unregistered Securities

         We did not sell any unregistered securities during the fourth quarter of the fiscal year covered in this report.

Dividends

         We have not paid any cash dividends on our Common Stock to date and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, future-financing arrangements, if any, may preclude or otherwise restrict the payment of dividends.

Repurchases by the Company

         During the fourth quarter of 2004, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Historical results are not necessarily indicative of future results.



                                                                               December 31,
                                                -------------- -------------- ------------- ------------- ------------
                                                    2004           2003           2002          2001         2000
                                                -------------- -------------- ------------- ------------- ------------
Consolidated Statement of Operations Data:
Net sales                                         $27,615,065    $28,300,623   $28,838,216   $21,337,676  $17,172,121
Gross profit                                        7,198,729      7,538,223     7,243,114     5,371,733    2,635,019
Selling and delivery                                1,531,226      1,383,166     1,393,461     1,127,041    1,214,593
General and administrative expenses                     5,777          5,187        10,710     5,335,778    2,418,094
Non-cash compensation                                  91,724         98,276             -             -            -
Impairment of distribution license                  3,336,744              -             -             -            -
Income (loss) from operations                      (3,538,101)       567,307      (436,479)   (1,091,086)    (997,658)
Interest expense                                     (738,812)      (543,136)     (473,275)     (341,985)     (26,183)
Cumulative effect of change in accounting
     principle                                              -              -      (860,000)            -            -
Gain on sale of distribution rights                                                            2,005,617            -
Net income (loss)                                  (4,276,913)        24,171    (1,769,754)      572,546   (1,023,841)

Diluted income (loss) from continuing                  $(1.13)         $0.01        $(0.55)        $0.22       $(0.42)
     operations per share:
Diluted weighted-average number of shares           3,792,045      3,792,045     3,229,545     2,628,409    2,528,409
     outstanding:

Consolidated Balance Sheet Data (at end
 of period):
Cash and cash equivalents                             $96,220       $189,276      $120,242    $2,272,786     $191,342
Working capital                                    (4,915,762)    (4,028,322)   (2,418,137)   (1,037,327)     592,543
Total assets                                        4,521,860      8,153,142     7,697,358    10,228,453    2,953,528
Total debt                                          4,630,999      4,601,761     4,472,282     5,181,933      485,252
Total stockholders' equity (deficit)               (3,509,266)       675,923       553,476     2,274,140    1,321,594

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

         Net sales for the twelve months ended December 31, 2004 were $27,615,065, reflecting a decrease of $685,558 or 2% from the $28,300,623 of net sales for the twelve months ended December 31, 2003. This decrease in the twelve months ended December 31, 2004 resulted primarily from the following events: poor weather conditions throughout the year; transshipped product from outside our authorized territory by neighboring Pabst wholesalers, and the increase in price on our number one selling package, Colt 45 22oz.

         Cost of sales was $20,416,336 or 73.9% of net sales for the twelve months ended December 31, 2004, as compared to $20,762,400 or 73.4% of net sales for the twelve months ended December 31, 2003. The cost of sales as a percentage of net sales is on target with management projections. The first quarter of the year reflected higher costs due to discounting and quantity purchases to drive sales prior to our price increase on April 1, 2004. The second, third and fourth quarters stabilized our costs of sales percentage due to an inventory buildup at lower cost prior to our price increase.

         Selling, general and administrative expenses for the twelve months ended December 31, 2004 were $7,308,362 as compared to $6,872,640 for the respective 2003 period, reflecting a 6% increase in overall expenses. The increase in the twelve months ended December 31, 2004 was due primarily to the substantial increase in our sales volume in the month of March due to the anticipation of a price increase in April of 2004, as well as the increased cost in union, transportation delivery cost, insurance and health benefits we incurred.

         Non-cash compensation of $91,724 and $98,276 for the year ended December 31, 2004 and 2003, respectively is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003.

         At December 31, 2004, we recorded an impairment of our distribution license in the amount of $3,336,744. The decision to impair our distribution license was based on our net loss for the year ended December 31, 2004. We had revised our cash flow recoverability analysis to include the year ended December 31, 2004. The cash flow analysis showed that the Company will recover approximately $1,021,000 twenty years from the balance sheet date.

         Interest expense for the twelve month period ended December 31, 2004 was $738,812 compared to $543,136 for the respective 2003 period. The increase in the twelve month period ended December 31, 2004 was due primarily to the refinancing of our credit facility in December of 2003. Management negotiated and finalized a new line of credit paying a higher interest rate than previous, however, the positive trade off is that there was a zero amortization on this loan for a period of two years affording Capital a favorable impact on cash flow.

Liquidity and Capital Resources

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

         Cash used in operations for the twelve months ended December 31, 2004 was $(452,480). This was primarily due to the decrease in inventory coupled with the increase in accounts receivable offset by an increase in accounts payable.

         Cash provided by financing activities resulted primarily from additional borrowings on the Company's line of credit provided by the bank.

         Working capital deficiency increased from ($4,028,322) at December 31, 2003 to ($4,915,762) at December 31, 2004 due to the net loss incurred for the twelve months.

         At December 31, 2004 the Company's primary sources of liquidity were $96,220 in cash, $698,792 in accounts receivable and $2,097,338 in inventories.

Results of Operations

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

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

Liquidity and Capital Resources

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.  FINANCIAL STATEMENTS.

         See financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

ITEM 9A. CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

      Name                   Age       Position Held

Carmine N. Stella            52        President, Chief Executive Officer,
                                       Chairman of the Board of Directors

Anthony Stella               53        Vice President of Sales and Marketing

Carol Russell                49        Secretary, Treasurer and Director

Joseph M. Luzzi*             57        Director

Michael Matrsciani           49        Director

Daniel Matrisciani           58        Director and Vice President of Operations

Vito Cardinale*              45        Director
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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2004 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2004 Form 10-K.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2002, 2003 and 2004.

                           Summary Compensation Table


                                        Annual Compensation Awards                   Long-Term Compensation
-------------------------------------------------------------------                  -----------------------
        (a)                         (b)       (c)                  (d)                     (e)                       (f)

                                                              Other Annual            Restricted                Stock Option
Name and Principal Position         Year    Salary            Compensation              Award                      Grants
-----------------------------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   2004    $208,796.88                -0-                 -0-                        -0-
President, Chief Executive Officer, 2003    $205,019.64                -0-                 -0-                        -0-
Chairman of the Board               2002    $241,105.07                -0-                 -0-                        -0-


Anthony Stella                      2004    $133,272.52                -0-                 -0-                        -0-
Vice President of Sales             2003    $128,258.12                -0-                 -0-                        -0-
and Managing Director               2002    $151,709.02                -0-                 -0-                        -0-


Carol Russell                       2004    $64,670.38                 -0-                 -0-                        -0-
Secretary Treasurer                 2003    $65,784.96                 -0-                 -0-                        -0-
and Director                        2002    $80,868.60                 -0-                 -0-                        -0-


Daniel Matrisciani                  2004    $131,797.02                -0-                 -0-                        -0-
Vice President of                   2003    $133,075.80                -0-                 -0-                        -0-
Operations and Director             2002    $155,647.94                -0-                 -0-                        -0-



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

Employment Agreements

         The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance. The contract was renewed for another three years and expired in October, 2003. In June 2004, Mr. Stella's employment agreement was extended for an additional two years in accordance with the terms of his expired contract.

         As of June 2001, the Company entered into an employment agreement with Alex Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of supplier relationships. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $172,000. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

         As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's vice president of operations. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

         As of June 2001, the Company entered into an employment agreement with Michael Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of administration. The term of Mr. Matrisciani's employment under the agreement is three years in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

         As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of sales and marketing. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

         As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company's vice president of sales and marketing. The term of Mr. Stella's employment under the agreement is three years with options in favor of Mr. Stella to extend the terms of an additional two years. In June 2004, Mr. Stella's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company's performance. Mr. Stella's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation.

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

         The Company's 2003 Stock Option Plan, which was subject to shareholder approval, was approved by the Compensation Committee and ratified by the Board of Directors on December 30, 2003 and February 20, 2004, respectively. A total of 1,500,000 shares of Common Stock were authorized and reserved for issuance under the 2003 Stock Option Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. In December 2003, the Company granted 1,500,000 non-qualified options to employees and officers of the Company pursuant to the 2003 Stock Option Plan exercisable for 10 years at $.23 per share. Subsequently, the Compensation Committee and Board of Directors elected not to submit the 2003 Stock Option Plan to the shareholders for approval in order to avoid the expense of seeking shareholder approval. Since the 2003 Stock Option Plan was not approved by the shareholders of the Company within twelve months and in accordance with the terms of the plan, it automatically terminated. In accordance with the terms of the plan, any options issued and outstanding prior to termination, remain outstanding and continue to have full force and effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth as of April 13, 2005, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:




Name and Address of      Shares of Common               Percentage (%) of
Beneficial Owner           Stock Owned (3)              Common Stock (3)
-----------------        ----------------               ----------------

Carmine Stella              712,500                              18.8%

Anthony Stella              237,500                               6.3%

Carol Russell                   0                                   0%

Joseph Luzzi                    0                                   0%

Alex Matrisciani(2)         237,500                               6.3%

Michael Matrisciani(2)      237,500                               6.3%

Daniel Matrisiciani(2)      237,500                               6.3%

Vito Cardinale                  0                                   0%

Monty Matrisciani(2)        237,500                               6.3%

Casimir Capital L.P.      1,000,000(4)                           20.9%
100 Broadway, 11th Floor
New York, NY 10005
All officers and
directors as a group      1,900,000                                50%
(nine (9) persons)

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York 11231.
(2) Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(3) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.
(4) Includes warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable at $1.00 per share. Casimir Capital L.P. is delinquent in its filing of Schedule 13D and Form 3 with the Securities and Exchange Commission.

         The following table presents information as of April 13, 2005 with respect to compensation plans under which equity securities were authorized for issuance by the Company.


                      Equity Compensation Plan Information

------------------------------- ---------------------------- --------------------------- ----------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                Number of Securities to be                                  future issuance under
                                  issued upon exercise of                                 equity compensation plans
                                   outstanding options,      Weighted-average exercise      (excluding securities
                                    warrants and rights         price of outstanding       reflected in column (a)
                                                               options, warrants and
        Plan category                                                  rights
------------------------------- ---------------------------- --------------------------- ----------------------------
                                            (a)                          (b)                         (c)
------------------------------- ---------------------------- --------------------------- ----------------------------
  Equity compensation plans
approved by security holders                 0                           --                          --
------------------------------- ---------------------------- --------------------------- ----------------------------
Equity compensation plans not
     approved by security
          holders                        1,850,000                      $.62                          0
------------------------------- ---------------------------- --------------------------- ----------------------------
         Total                           1,850,000                      $.62                          0
------------------------------- ---------------------------- --------------------------- ----------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2005 and accruing interest at 12% per annum.

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

         In 2002, the Company's recycling services were provided by an entity whose principal shareholder, Joseph Luzzi, is also a director of the Company. The services provided were compensated through the value of scrap material picked up by Boro Recycling.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

         Consistent with the Audit Committee's responsibility for engaging our independent auditors, subsequent to January 1, 2005, all audit and permitted non-audit services require pre-approval by the Audit Committee. Subsequent to January 1, 2005, all services performed by the auditors will be pre-approved.

         During the fiscal years ended December 31, 2004 and 2003 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

         The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2004 and for the review of our quarterly reports on Form 10-Q for the same year totaled $43,500. The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2003 and for the review of our quarterly reports on Form 10-Q for the same year totaled $41,000.

Audit Related Fees

         There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2004 and 2003.

Financial Information Systems Design and Implementation Fees

         There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2004 and 2003.

Tax Fees

          There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2004 and 2003.

All Other Fees

         There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2004 and 2003.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

(a)(2)   Financial Statement Schedules.

(b)      Exhibits

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

10.16    2003 Stock Option Plan

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

(c)      Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 15th day of April, 2005.

                                                 CAPITAL BEVERAGE CORPORATION


                                           By:/s/ Carmine N. Stella
                                                  ------------------------------
                                                  Carmine N. Stella
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                                    Title                     Date

/s/ Carmine N. Stella               Chief Executive Officer,      April 15, 2005
-----------------------------       President and Chairman of
Carmine N. Stella                   the Board of Directors



/s/Carol Russell                    Secretary and Treasurer       April 15, 2005
----------------------------        and Director
Carol Russell

/s/ Joseph Luzzi                    Director                      April 15, 2005
----------------------------
Joseph Luzzi

/s/ Anthony Stella                  Vice President of Sales       April 15, 2005
-----------------------------       and Managing Director
Anthony Stella

/s/ Michael Matrisciani             Director                      April 15, 2005
----------------------------
Michael Matrisciani

/s/ Daniel Matrisciani              Director and Vice             April 15, 2005
----------------------------        President of Operations
Daniel Matrisciani

/s/ Vito Cardinale                  Director                      April 15, 2005
----------------------------
Vito Cardinale

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                              FINANCIAL STATEMENTS



                                      INDEX
                                                        Page Number
                                                    -------------------
REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM                                    F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                       F - 3

       Statements of Operations                            F - 4

       Statements of Stockholders' Equity                  F - 5

       Statements of Cash Flows                            F - 6

       Notes to Financial Statements                   F - 7 to F - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary
Brooklyn, NY

We have audited the accompanying balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Sherb & Co., LLP
                                                  --------------------
                                                  Certified Public Accountants

New York, New York
April 12, 2005
With respect to Note 15
April 15, 2005

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   -------------------------------------------
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
                     --------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                           Year Ended December 31,
                                                               ------------------------------------------
                                                                      2004                   2003
                                                               -------------------    -------------------
CURRENT ASSETS:
  Cash                                                         $           96,220     $          189,276
  Accounts receivable, net                                                698,792                550,142
  Inventories                                                           2,097,338              2,366,988
  Prepaid expenses and other current assets                               147,905                168,703
                                                               -------------------    -------------------
     TOTAL CURRENT ASSETS                                               3,040,255              3,275,109

PROPERTY AND EQUIPMENT                                                    127,765                155,825

DISTRIBUTION LICENSE                                                    1,065,718              4,402,462

OTHER ASSETS                                                              288,122                319,746
                                                               -------------------    -------------------

                                                               $        4,521,860     $        8,153,142
                                                               ===================    ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Cash overdraft                                               $          367,424     $                -
  Accounts payable                                                      2,846,455              2,651,416
  Accrued expenses and taxes                                              117,328                133,216
  Revolving loans                                                       2,007,356              1,882,185
  Loan payable                                                          2,500,000              2,500,000
  Current portion of long-term debt                                       104,738                104,738
  Current portion of capital lease obligations                             12,716                 31,876
                                                               -------------------    -------------------
     TOTAL CURRENT LIABILITIES                                          7,956,017              7,303,431
                                                               -------------------    -------------------

CAPITAL LEASE OBLIGATIONS                                                  56,204                 58,950

LONG-TERM DEBT                                                             18,905                114,838

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no shares issued and outstanding                             -                      -
  Common stock, $.001 par value; authorized 20,000,000
      shares; issued and outstanding 3,792,045 shares                       3,793                  3,793
  Additional paid-in capital                                            5,986,249              5,986,249
  Deferred compensation                                                         -                (91,724)
  Accumulated deficit                                                  (9,499,308)            (5,222,395)
                                                               -------------------    -------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (3,509,266)               675,923
                                                               -------------------    -------------------

                                                               $        4,521,860     $        8,153,142
                                                               ===================    ===================



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   -------------------------------------------
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATION
                      ------------------------------------

                                                                     Year Ended December 31,
                                                -------------------------------------------------------------------
                                                       2004                      2003                    2002
                                                -----------------         -----------------       -----------------
NET SALES                                       $     27,615,065          $     28,300,623        $     28,838,216
COST OF SALES                                         20,416,336                20,762,400              21,595,102
                                                -----------------         -----------------       -----------------
GROSS PROFIT                                           7,198,729                 7,538,223               7,243,114
                                                -----------------         -----------------       -----------------

COST AND EXPENSES
   Selling and delivery                                1,531,226                 1,383,166               1,393,461
   General and administrative                          5,777,136                 5,489,474               6,237,042
   Non-cash compensation                                  91,724                    98,276                  49,090
   Impairment of distribution license                  3,336,744                         -                       -
                                                -----------------         -----------------       -----------------
                                                      10,736,830                 6,970,916               7,679,593
                                                -----------------         -----------------       -----------------

INCOME (LOSS) FROM OPERATION                          (3,538,101)                  567,307                (436,479)

INTEREST EXPENSE, net                                   (738,812)                 (543,136)               (473,275)


CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                        -                         -                (860,000)
                                                -----------------         -----------------       -----------------

NET INCOME (LOSS)                               $     (4,276,913)         $         24,171        $     (1,769,754)
                                                =================         =================       =================

NET INCOME (LOSS) PER SHARE:
   Basic                                        $          (1.13)         $           0.01        $          (0.55)
                                                =================         =================       =================
   Diluted                                      $          (1.13)         $           0.01        $          (0.55)
                                                =================         =================       =================

WEIGHTED AVERAGE NUMBER OF SHARES:
   Basic                                               3,792,045                 3,792,045               3,229,545
                                                =================         =================       =================
   Diluted                                             3,792,045                 3,802,045               3,229,545
                                                =================         =================       =================



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   -------------------------------------------
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
                     --------------------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------



                                                         Preferred Stock                   Common Stock
                                                  -----------------------------     --------------------------
                                                     Shares           Amount           Shares        Amount
                                                  ------------     ------------     ------------  ------------

Balance December 31, 2001                                   -      $         -        3,178,409   $     3,179

      Issuance of common stock for services                 -                -          613,636           614

      Net loss                                              -                -                -             -

                                                  ------------     ------------     ------------  ------------

Balance December 31, 2002                                   -                -        3,792,045         3,793

      Issuance of warrants for services                     -                -                -             -

      Amortization of deferred compensation                 -                -                -             -

      Net income                                            -                -                -             -

                                                  ------------     ------------     ------------  ------------
Balance December 31, 2003                                   -                -        3,792,045         3,793

      Amortization of deferred compensation                 -                -                -             -

      Net loss                                              -                -                -             -

                                                  ------------     ------------     ------------  ------------
Balance December 31, 2004                                   -      $         -        3,792,045   $     3,793
                                                  ============     ============     ============  ============


                 See notes to consolidated financial statements.

CONTINUED..

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   -------------------------------------------
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
                     ---------------------------------------
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - continued
     -----------------------------------------------------------------------


                                                   Additional                                                       Total
                                                    Paid-In             Deferred            Accumulated          Stockholders'
                                                    Capital           Compensation            Deficit           Equity (deficit)
                                                 --------------     ----------------      ---------------     --------------------
Balance December 31, 2001                        $   5,747,773      $             -       $   (3,476,812)     $          2,274,140

      Issuance of common stock for services             48,476                    -                    -                    49,090

      Net loss                                               -                    -           (1,769,754)               (1,769,754)
                                                 --------------     ----------------      ---------------     --------------------

Balance December 31, 2002                            5,796,249                    -           (5,246,566)                  553,476

      Issuance of warrants for services                190,000             (190,000)                   -                         -

      Amortization of deferred compensation                  -               98,276                    -                    98,276

      Net income                                            -                    -                24,171                    24,171
                                                 --------------     ----------------      ---------------     --------------------
Balance December 31, 2003                            5,986,249              (91,724)          (5,222,395)                  675,923

      Amortization of deferred compensation                  -               91,724                    -                    91,724

      Net loss                                               -                    -           (4,276,913)               (4,276,913)
                                                 --------------     ----------------      ---------------     --------------------
Balance December 31, 2004                        $   5,986,249      $             -       $   (9,499,308)     $         (3,509,266)
                                                 ==============     ================      ===============     ====================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   -------------------------------------------
                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK
                     --------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                 Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                    2004                  2003                  2002
                                                              -----------------     -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $     (4,276,913)     $         24,171      $     (1,769,754)
                                                              -----------------     -----------------     -----------------
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                 151,851                66,991               114,018
         Non-cash compensation                                          91,724                98,276                49,090
         Impairment of distribution license                          3,336,744                     -                     -
         Change in accounting principle                                      -                     -               860,000

  Changes in assets and liabilities:
      Accounts receivable                                             (148,650)              (69,142)              (99,810)
      Inventories                                                      269,650                18,592              (470,688)
      Prepaid expenses                                                  20,798              (161,780)                2,328
      Other assets                                                     (76,835)             (163,344)              (11,355)
      Accounts payable and accrued expenses                            179,151               269,834                76,828
                                                              -----------------     -----------------     -----------------
         Total adjustments                                           3,824,433                59,427               520,411
                                                              -----------------     -----------------     -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (452,480)               83,598            (1,249,343)
                                                              -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of distribution license                                       -               (44,000)                    -
      Return of leased equipment                                             -                     -               (50,468)
      Capital expenditures                                             (15,332)              (34,067)               (5,200)
                                                              -----------------     -----------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                  (15,332)              (78,067)              (55,668)
                                                              -----------------     -----------------     -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Revolving loans                                                  125,171               (86,694)              284,196
      Cash overdraft                                                   367,424                     -                     -
      Payments to officer                                                    -                     -               (19,148)
      Principal payments of capital lease obligations                  (21,906)              (15,976)              (62,882)
      Payment of accrued dividends on preferred stock                        -               (50,000)              (75,000)
      Payments of notes payable                                        (95,933)                    -              (136,361)
      Proceeds from loan payable                                             -             2,500,000                     -
      Payments of long-term debt                                             -            (2,283,827)             (838,338)
                                                              -----------------     -----------------     -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    374,756                63,503              (847,533)
                                                              -----------------     -----------------     -----------------
INCREASE (DECREASE) IN CASH                                            (93,056)               69,034            (2,152,544)

CASH - BEGINNING OF YEAR                                               189,276               120,242             2,272,786
                                                              -----------------     -----------------     -----------------
CASH - END OF YEAR                                            $         96,220      $        189,276      $        120,242
                                                              =================     =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest                                  $        688,812      $        543,136      $        475,577
                                                              =================     =================     =================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Return of leased equipment                              $              -      $              -      $         83,189
                                                              =================     =================     =================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

1.       DESCRIPTION OF BUSINESS

         Capital Beverage Corporation (the "Company" or "Capital") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. In December 1998, CAP Communications, Ltd. ("Cap Com"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public.

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $9,499,308 at December 31, 2004 and, as of that date, a working capital deficiency of $4,915,762. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Shipping and handling costs - The Company accounts for shipping and handling costs as a component of "Cost of Sales". Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $42,800, $62,680 and $67,768, respectively.

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

         Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS
         142. Pursuant to SFAS 142, the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. It was determined that a further impairment of the distribution license was not necessary during the year ended December 31, 2003, however the Company impaired the Distribution License by $3,336,744 during the year ended December 31, 2004. (See
         Note 4)

         Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options excluded in the computation amounted to 1,850,000 at December 31, 2004 and 2003 and 350,000 at December 31, 2002.

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

         In December 2004, the FASB issued Statement 123r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). FASB 123r will have a significant impact on the consolidated financial statements of the Company through the expensing of stock option grants. However the Company does not anticipate granting any stock options in the foreseeable future.

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

         Effective January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The Company used a discount rate of 6%. The transitional impairment test for the distribution rights resulted in a non-cash charge of $860,000 in the first quarter of 2002 which was recorded as a cumulative effect of change in accounting principle.

         At December 31, 2004, the Company recorded an impairment of their distribution license in the amount of $3,336,744. The decision to impair the distribution license was based on the Company's net loss for the year ended December 31, 2004. The Company had revised its cash flow recoverability analysis to include the year ended December 31, 2004. The cash flow analysis showed that the Company will recover approximately $1,021,000 twenty years from the balance sheet date.

         On April 14, 2003, the Company purchased from Metropolitan Beer Distributing Corp the exclusive right to purchase the brand rights of Pabst Blue Ribbon Beer for the additional territory of the Bronx county for $44,000. This permits the Company to promote, advertise, market, sell and distribute at wholesale and retail this beverage in the five boroughs of New York.

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. At December 31, 2004 the outstanding balance was $2,007,356.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2005 and accruing interest at 12% per annum. During the year ended December 31, 2004, we paid $350,000 in interest which included interest for December 2003 as well as an additional $25,000 interest payment to extend the loan one year.

         Addie and the officers of the Company have entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note with ECG, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie has transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC is lending the net proceeds of its loan from Seaway to Capital. Addie and the officers have also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

6.       LONG-TERM DEBT

                  Long-term debt consists of the following at December 31:


                                                                            2004                  2003
                                                                     --------------------    -----------------
                  Promissory note payable to Consolidated
                  paid to the State of New York, due in
                  monthly installments of $10,000 including
                  interest at 10% per annum                          $           123,643     $        219,576
                                                                     --------------------    -----------------
                  Less current portion                                          (104,738)            (104,738)
                                                                     --------------------    -----------------
                                                                     $            18,905     $        114,838
                                                                     ====================    =================


7.       INCOME TAXES

         At December 31, 2004 the Company had a net operating loss carryover of $4,364,000 available as offsets against future taxable income, if any, which expire at various dates through 2024. The Company has a deferred tax asset of $1,790,000 arising from net operating loss deductions and temporary differences and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

                                                                                   Year Ended December 31,
                                                              -----------------------------------------------------------
                                                                     2004                 2003                 2002
                                                              -------------------     --------------     ----------------
         Expected income tax (benefit)                        $      (1,497,000)      $      10,000      $      (360,000)
         State tax benefit, net of Federal effect                      (214,000)                  -                    -
         Impairment of distribution license                           1,335,000                   -                    -
         Deferred compensation                                           37,000                   -                    -
         Utilization of net operating
         loss                                                                 -             (10,000)                   -
         carryforward
         Other permanent differences                                     36,000                   -                    -
         Increase in valuation allowance                                303,000                   -             360,000
                                                              -------------------     --------------      ----------------
                                                              $                -      $           -       $             -
                                                              ===================     ==============      ================

         The following is a schedule of the Company's net deferred tax assets as of:

                                                                                  December 31,
                                                                   --------------------------------------------
                                                                          2004                     2003
                                                                   -------------------      -------------------
         Net operating loss carryforward                           $        1,746,000      $         1,443,000
         Allowance for doubtful accounts                                       24,000                   24,000
         Other                                                                 20,000                   20,000
         Valuation allowance                                               (1,790,000)              (1,487,000)
                                                                   -------------------      -------------------
         Net deferred tax asset                                    $                -       $                -
                                                                   ===================      ===================

8.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following as of December 31:

                                                          2004                      2003
                                                   -----------------        -------------------
Leasehold improvements                             $         87,059         $           87,059
Machinery and equipment                                     283,346                    268,013
                                                   -----------------        -------------------
                                                            370,405                    355,072
Less accumulated depreciation                              (242,640)                  (199,247)

                                                   -----------------        -------------------
                                                   $        127,765         $          155,825
                                                   =================        ===================

9.       LEASE COMMITMENTS

         In June 2001 the Company moved to the offices and warehouse facilities of Prospect. This space is under a noncancellable operating lease which requires minimum monthly payments of $31,600 through 2012. Rent expense for the year ended December 31, 2004, 2003 and 2002 was $311,686, $360,511 and $347,052, respectively.

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

11.      MAJOR SUPPLIER INFORMATION

         Purchases from major suppliers were approximately $15,933,480, $16,718,000 and $14,512,000 in 2004, 2003 and 2002, respectively.

12.      CONSULTING AGREEMENT

         On October 2, 2003, the Company entered into a consulting agreement with Casimir Capital L.P. ("Casimir") in which Casimir will act as exclusive strategic and financial advisor to the Company. The initial term shall be from October 2, 2003 to March 24, 2004. In the event that during the initial term the Company closes a restructuring the term shall automatically be extended for six months from the expiration date of the initial term. The Company issued Casimir 1,000,000 non-redeemable and non-callable warrants on the date of the execution of this agreement. The warrants are exercisable at $1.00 per share for a period of ten years from the date of issuance. The warrants were valued at $190,000 using the Black-Scholes option valuation model and were recorded as deferred equity compensation to be amortized over the term of the agreement. Amortization for the year ended December 31, 2004 and 2003 was $91,724 and $98,276, respectively.

13.      STOCK OPTIONS AND WARRANTS

         2003 Stock Option Plan

         The Company's 2003 Incentive Stock Option Plan (the "Plan") was approved by the Board of Directors and holders of Common Stock of the Company on December 30, 2003 to provide for the grant of incentive stock options to officers and employees of the Company. A total of 1,500,000 shares of Common Stock has been authorized and reserved for issuance, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The Plan will be administered by the Compensation Committee, which has the sole authority to determine the persons to whom options will be granted, to determine the basis upon which the options will be granted, and to determine the exercise price, duration and other terms of options to be granted provided that, (i) the exercise price of each option granted under the Plan may not be less than the fair market value of the Common Stock on the day of the grant of the option, (ii) the exercise price must be paid in cash and or stock upon exercise of the option, (iii) no option may be exercisable for more than 10 years after the date of grant, and (iv) no option is transferable other than by will or laws of descent and distribution. In December 2003 the Company granted 1,500,000 options to employees and officers of the Company pursuant to the Plan exercisable for ten years at $0.23 per share. No options were granted during the year ended December 31, 2004.

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



                                                                      2003
                                                                    ---------
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

         The Company's pro forma information is as follows for the years ended December 31, 2003 and 2002, December 31, 2004 has been excluded since no options were issued during the year (in thousands, except per share amounts):



                                                               December 31,
                                          ----------------------------------------------------------
                                                    2003                           2002
                                                            Pro                             Pro
                                          Reported         Forma          Reported         Forma
                                          ------------    ------------    -----------    ------------
         Net income (loss)                       $ 24         $ (511)       $ (1,770)       $(1,770)
         Income (loss) per Share:
         -Basic and Diluted                      0.01          (0.15)          (0.55)         (0.55)

       A summary of the Company's stock option activity and related information for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):



                                                                                           Weighted
                                                                                           Average
                                                                           Shares       Exercise Price
                                                                       ---------------    ------------
                       Outstanding at December 31, 2001                            350           $2.00
                       ---------------------------------------------                 -               -
                            Granted                                                  -               -
                            Exercised                                                -               -
                            Cancelled                                  ---------------    ------------
                       Outstanding at December 31, 2002                            350            2.00
                            Granted                                              1,500            0.23
                            Exercised                                                -               -
                            Cancelled                                                -               -
                                                                       ---------------    ------------
                       Outstanding as December 31, 2003                          1,850           $0.62

                            Granted                                                  -               -
                            Exercised                                                -               -
                            Cancelled                                                -               -

                       Outstanding as December 31, 2004                          1,850           $0.62
                                                                        ==============    ============


       A summary of options outstanding and exercisable at December 31, 2004 is as follows (in thousands, except per share amounts):



                                                Options Outstanding                         Options Exercisable
                                      ------------------------------------------      ---------------------------------
                                                     Weighted         Weighted
                                                       Average         Average
              Range of                             Remaining Life      Exercise             Range of
           Exercise Prices            Options        (in years)         Price          Exercise Prices         Options
     --------------------------       -------      --------------     ---------       ----------------         --------
     December  31, 2004
              $0.23  -  $3.50          1,850                9              $.62       $0.23 - $3.50              1,850
     December  31, 2003
               $0.23  -  $3.50         1,850               10             $0.62       $0.23  -  $3.50            1,850
     December 31, 2002
               $0.50  -  $3.50           350             5.50             $2.00       $0.50  -  $3.50              350



         Warrants

         The units consisted of one share of Common Stock and Class A Redeemable Common Stock Purchase Warrants. Two Class A warrants entitle the holder to purchase one share of Common Stock at $6.25 per share. The warrants are exercisable commencing July 17, 1998 were to expire on July 16, 2002 were extended one year to July 16, 2003 and then on more year to July 16, 2004. These warrants expired on July 16, 2004.

         In October 2003, the Company issued 1,000,000 warrants pursuant to a consulting agreement. The Company valued the warrants using the Black-Scholes options valuation model. (see Note 14)

         A summary of the Company's stock warrant activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):


                                                                                                Weighted Average
                                                                       Warrants                   Exercise Price
                                                                      ---------------               ------------
                    Outstanding at December 31, 2001                            1,659                      $6.25
                         Granted                                                    -                          -
                         Exercised                                                  -                          -
                         Cancelled                                                  -                          -
                                                                      ---------------               ------------
                    Outstanding at December 31, 2002                            1,659                       6.25
                         Granted                                                1,000                       1.00
                         Exercised                                                  -                          -
                         Cancelled                                                  -                          -
                                                                      ---------------               ------------
                    Outstanding as December 31, 2003                            2,659                      $4.28
                         Granted                                                    -                          -
                         Exercised                                                  -                          -
                         Expired                                                1,659                      $6.25
                                                                      ---------------            ---------------
                    Outstanding as December 31, 2004                            1,000                      $1.00
                                                                            =========                   ========



14.      STOCKHOLDERS' EQUITY (DEFICIT)

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

15.       SUBSEQUENT EVENTS

          On April 15, 2005, the Company entered into a letter of intent with Oak Beverages Inc. ("Oak"), pursuant to which the Company agreed to sell to Oak its exclusive distribution rights and saleable inventory. The proposed purchase price for the exclusive distribution rights is $10,500,000 payable as follows: (i) $7,500,000 to be paid at closing in immediately available funds, and (ii) $3,000,000 to paid in 24 equal quarterly installments of $125,000 commencing 90 days following the date of the closing, inclusive of interest. In addition, Oak will pay to the Company for the saleable inventory an amount equal to the price paid by the Company for the inventory. According to the terms of the letter of intent, Oak will not assume any liabilities or obligations of the Company. The proposed transaction is subject to and conditioned upon the completion of Oak's due diligence review of the Company, the negotiation and execution of a definitive purchase agreement, and the satisfaction of certain conditions, including the approval of the Company's stockholders and certain suppliers of the Company's products. The Company believes that the definitive agreement will be executed during the next few weeks and that the transaction will close during the summer of 2005.