Form 10-Q
period 2005-03-31
CAPITAL BEVERAGE CORP
filed 2005-05-23
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______ to ________


                         Commission File Number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    13-3878747
    --------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer)
     incorporation or organization)                     Identification No.)

 700 Columbia Street, Erie Basin, Building # 302, Brooklyn, New York    11231
 -------------------------------------------------------------------------------
    (Address of principal executive offices)                          (Zip Code)

                                 (718) 488-8500
                             -----------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                             -----------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


     The number of shares common stock, $.001 par value, outstanding as of May 23, 2005 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets.................................... F-1

            Consolidated Statements of Operations.......................... F-2

            Consolidated Statements of Cash Flows.......................... F-3

            Notes to Consolidated Financial Statements................F-4 to F-8

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risks....  12

  Item 4.   Controls and Procedures........................................  12

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings..............................................  13

  Item 2.   Changes in Securities and Use of Proceeds......................  13

  Item 3.   Defaults Upon Senior Securities................................  13

  Item 4.   Submission of Matters to Vote of Securities Holders............  13

  Item 5.   Other Information..............................................  13

  Item 6.   Exhibits and Reports on Form 8-K...............................  13

Signatures.................................................................  14

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             March 31,           December 31,
                                               2005                  2004
                                         -----------------     -----------------
                                            (Unaudited)
CURRENT ASSETS:
      Cash                               $      170,380        $       96,220
      Accounts receivable - net                 614,760               698,792
      Inventories                             2,285,561             2,097,338
      Prepaid expenses and other
        current assets                          223,014               147,905
                                         -----------------     -----------------
          TOTAL CURRENT ASSETS                3,293,715             3,040,255

PROPERTY AND EQUIPMENT                          117,310               127,765

DISTRIBUTION LICENSE                          1,065,718             1,065,718

OTHER ASSETS                                    195,293               288,122
                                         -----------------     -----------------
                                         $    4,672,036        $    4,521,860
                                         =================     =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     (Accounts payable                   $    3,524,354        $    2,846,455
      Cash overdraft                            474,271               367,424
      Accrued expenses and taxes                 86,742               117,328
      Revolving loans                         1,612,928             2,007,356
      Loans payable                           2,850,531             2,500,000
      Current portion of long-term debt         105,367               104,738
      Current portion of capital lease
        obligations                              36,847                12,716
      Deposits payable                           15,000                     -
                                         -----------------     -----------------
          TOTAL CURRENT LIABILITIES           8,706,040             7,956,017
                                         -----------------     -----------------

CAPITAL LEASE OBLIGATIONS                        25,373                56,204

LONG-TERM DEBT                                        -                18,905

STOCKHOLDERS' DEFICIT:
      Preferred stock, no shares
        issued and outstanding                        -                     -
      Common stock, $.001 par value;
        authorized 20,000,000 shares;
        issued and outstanding
        3,792,045 shares                          3,793                 3,793
      Additional paid-in capital              5,986,249             5,986,249
      Accumulated deficit                   (10,049,419)           (9,499,308)
                                         -----------------     -----------------

          TOTAL STOCKHOLDERS' DEFICIT        (4,059,377)           (3,509,266)
                                         -----------------     -----------------
                                         $    4,672,036        $    4,521,860
                                         =================     =================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Three Months Ended March 31,
                                           -------------------------------------
                                                 2005                2004
                                           -----------------   -----------------
                                              (Unaudited)         (Unaudited)

NET SALES                                  $     5,084,278     $     7,749,854
COST OF SALES                                    3,738,602           5,845,680
                                           -----------------   -----------------
GROSS PROFIT                                     1,345,676           1,904,174

COSTS AND EXPENSES:
      Selling and delivery                         352,985             377,832
      General and administrative                 1,302,732           1,353,937
      Non-cash compensation                              -              91,724
      Amortization and depreciation                 37,570              37,648
                                           -----------------   -----------------
                                                 1,693,287           1,861,141
                                           -----------------   -----------------

(LOSS) INCOME FROM OPERATIONS                     (347,611)             43,033

INTEREST EXPENSE, net                             (202,499)           (188,276)
                                           -----------------   -----------------

NET LOSS                                   $      (550,110)    $      (145,243)
                                           =================   =================

LOSS PER SHARE - BASIC AND DILUTED         $         (0.15)    $         (0.04)
                                           =================   =================

WEIGHTED AVERAGE NUMBER OF SHARES
      USED IN CALCULATION OF BASIC AND
      DILUTED LOSS PER SHARE                     3,792,045           3,792,045
                                           =================   =================




                See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                            STATEMENTS OF CASH FLOWS


                                                Three Months Ended March 31,
                                              ----------------------------------
                                                    2005               2004
                                              ----------------  ----------------
                                                 (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                $      (550,110)  $      (145,243)
                                              ----------------  ----------------
      Adjustments to reconcile net loss
        to net cash provided by operating
        activities:
                Depreciation and amortization          37,570           129,372

      Changes in assets and liabilities:
           Accounts receivable                         84,032          (574,672)
           Inventories                               (188,223)         (671,265)
           Prepaid expenses                           (75,109)           12,846
           Other assets                                92,829             9,023
           Deposits payable                           (15,000)          (15,000)
           Accounts payable and
             accrued expenses                         647,313         1,634,452
                                              ----------------  ----------------
                Total adjustments                     583,412           524,756
                                              ----------------  ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              33,302           379,513
                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -                 -
                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Revolving loans                                (394,428)         (348,057)
      Cash overdraft                                  106,847                 -
      Principal payments of capital lease
        obligations                                    (3,816)           (3,881)
      Proceeds from loan payable                      350,531                 -
      Payments of long-term debt                      (18,276)          (25,413)
                                              ----------------  ----------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 40,858          (377,351)
                                              ----------------  ----------------

NET INCREASE IN CASH                                   74,160             2,162

CASH - BEGINNING OF PERIOD                             96,220           189,276
                                              ----------------  ----------------

CASH - END OF PERIOD                          $       170,380   $       191,438
                                              ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
           Cash paid for interest             $       157,339   $       144,113
                                              ================  ================


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K.

2.   GOING CONCERN

     The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

     As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $10,049,419 and $9,499,308 at March 31, 2005 and December 31, 2004, respectively. The Company also has a working capital deficiency of $5,412,325 and $4,915,762 at March 31, 2005 and December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

     Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the three months ended March 31, 2005 and 2004 was $10,455 and $10,533, respectively.

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

     Distribution License - The Company's license to distribute certain beverage products in New York City, is recorded at cost. The license has an indefinite life and is tested annually for impairment under SFAS 142. Pursuant to SFAS 142 the Company took an impairment of the distribution license in the first quarter of 2002 in the amount of $860,000 which was recorded as a cumulative effect of change in accounting principle. At December 31, 2004, the Company impaired the Distribution License by $3,336,744. (see Note 4)

     Revenue Recognition - Wholesale sales are recognized at the time goods are shipped.

     Loss per Common Share - Loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

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

     New Accounting Pronouncements - In December 2004, the FASB issued Statement 123r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). FASB 123r will have a significant impact on the consolidated financial statements of the Company through the expensing of stock option grants. However the Company does not anticipate granting any stock options in the foreseeable future.

4.   DISTRIBUTION RIGHTS

     The Company acquired these exclusive license rights to distribute within the five boroughs of New York City valued at $5,218,462 as part of the agreement with Prospect Beverages Inc. in May 2001. The rights consist of the Pabst brands which make up approximately 73% of sales and include brand names such as Colt 45, Champale and Old Milwaukee. The Pittsburgh brands make up approximately 17% of sales and include brand names such as Nighflight, Mustang Lager and Primetime. All other brands make up less than 10% of the product line. The Company determined that these rights have an indefinite life because the terms of the agreements are indefinite. Furthermore, the franchise law of New York State, states that any terminated distributor is entitled to get "fair market value" for the brand distribution rights.

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

5.   LOANS PAYABLE AND REVOLVING LOANS

     The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $1,612,928 and $2,007,356 at March 31, 2005 and December 31, 2004, respectively.

     On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2005 and accruing interest at 12% per annum.

     Addie and the officers of the Company have entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note and agreement with EGC, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie has transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC is lending the net proceeds of its loan from Seaway to Capital. Addie and the officers have also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

     On March 17, 2005, the Company received a loan in the amount of $350,531. This loan is due on demand and does not accrue any interest.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                  March 31,       December 31,
                                                    2005             2004
                                                ------------     -------------
          Promissory note payable to
          Consolidated paid to the
          State of New York, due in
          monthly  installments of
          $10,000 including  interest
          at 10% per annum                      $  105,367       $  123,643
                  Less current portion            (105,367)        (104,738)
                                                ------------     ------------
                                                $      -0-       $   18,905
                                                ============     ============

7.   CONTINGENCIES

     On or about February 28, 2005, the Company was named as a defendant in an action which commenced in the United States District Court for the Central District of California. The complaint alleges federal trademark infringement and dilution, unfair competition and false advertising, and civil conspiracy. The plaintiffs are seeking a permanent injunction to enjoin the defendants from using certain Blue Ox marks and related actions as well as damages and reasonable attorneys' fees. The parties are negotiating a settlement of this action and will set a date with the District Court for the hearing on the settlement. The Company believes, after consultation with counsel, that some of its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

     On or about April 12, 2005, the Company and an officer of the Company were named as defendants in a breach of contract action. The plaintiffs allege, that the Company defaulted on its payment under a promissory note. The complaint seeks monetary damages of approximately $180,000 and reasonable attorney fees. The parties have agreed to meet to discuss a possible settlement of this action. The Company has been making payments on this note and was late on several payments in the first quarter of 2004. This note is recorded on the Company's balance sheet.

8.   SUBSEQUENT EVENTS

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

                Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other risks identified in our Form 10-K for the year ended December 31, 2004 and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the three months ended March 31, 2005 were $5,084,278, reflecting a decrease of $2,665,576 or 34.4% from the $7,749,854 of net sales for the three months ended March 31, 2004. This decrease in the three months ended March 31, 2005 resulted primarily from the following events: poor weather conditions in the first quarter as well as the effect of the price increase in last year's second quarter which created a substantial buy in by our account base in the month of March last year.

Cost of sales was $3,738,602 or 73.5% of net sales for the three months ended March 31, 2005, as compared to $5,845,680 or 75.4% of net sales for the three months ended March 31, 2004. The cost of sales as a percentage of net sales was some what better than last year for the same period due to the discounting and quantity purchases offered to drive sales prior to our price increase on April 1, 2004.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $1,655,717 as compared to $1,731,769 for the respective 2004 period, reflecting a 4% decrease in overall expenses. The decrease in the three months ended March 31, 2005 was due primarily to the substantial decrease in our sales volume.

Non-cash compensation of $91,724 for the three months ended March 31, 2004 is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003. This amount was fully amortized in 2004.

Interest expense for the three month period ended March 31, 2005 was $202,499 compared to $188,276 for the respective 2004 period. The increase in the three month period ended March 31, 2005 was due primarily to the higher cost of borrowing associated with Capital's exceeding their negotiated line of credit at various times during the first quarter to meet its obligations.


Liquidity and Capital Resources

Cash provided by operations for the three months ended March 31, 2005 was $33,302. This was primarily due to an increase in accounts payable in the first quarter offset primarily by our net loss, increase in our inventories and prepaid expenses.

Cash provided by financing activities resulted primarily from additional borrowings in the amount of $350,531 and a cash overdraft of $106,847 offset primarily by payments of our revolving loans of $394,428

Working capital deficiency increased from ($4,915,762) at December 31, 2004 to ($5,412,325) at March 31, 2005 due to the net loss incurred for the three months.

At March 31, 2005 the Company's primary sources of liquidity were $170,380 in cash, $614,760 in accounts receivable and $2,285,561 in inventories.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.

Item 4.   Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

On or about February 28, 2005, the Company was named as a defendant in an action which commenced in the United States District Court for the Central District of California, captioned Red Bull GmbH, and Red Bull North America, Inc. v. Vancol Industries Inc., et al. (Case No. LACV 03-6731-DDP). The complaint alleges federal trademark infringement and dilution, unfair competition and false advertising, and civil conspiracy. The plaintiffs are seeking a permanent injunction to enjoin the defendants from using certain Blue Ox marks and related actions as well as damages and reasonable attorneys' fees. The parties are negotiating a settlement of this action and will set a date with the District Court for the hearing on the settlement. The Company believes, after consultation with counsel, that some of its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

On or about  April 12,  2005,  the  Company  and  Carmine  Stella  were named as defendants in a breach of contract action which commenced in the Supreme Court of the State of New York, captioned Albert Thompson, et al. v. Carmine Stella, et. al. (Index No. 11020/2005). The plaintiffs, Albert Thompson and Consolidated Beverage Corporation allege that the Company defaulted on its payment under a promissory note. The complaint seeks monetary damages of approximately $180,000 and reasonable attorney fees. The parties have agreed to meet to discuss a possible settlement of this action. A Stipulation of Adjournment extending the time for the Company to answer or otherwise move with regard to the complaint to June 6, 2005 was filed with the District Court. The Company believes that this action will not have a material effect on the Company's financial position.

Item 2. Changes in Securities and Use of Proceeds

  None

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to Vote of Securities Holders

  None

Item 5. Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

   31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

   32.1   Certification  of Chief  Executive  Officer and Treasurer  pursuant to
          Section 906 of the Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

     During the first quarter of 2005, we did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 23, 2005                     CAPITAL BEVERAGE CORPORATION
                                       ----------------------------
                                               (Registrant)



                                   By: /s/ Carmine N. Stella
                                       -----------------------------------------
                                       Carmine N. Stella
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




                                   By: /s/ Carol Russell
                                       -----------------------------------------
                                       Carol Russell
                                       Secretary and Treasurer (Principal
                                       Financial Officer and Accounting Officer)