Form 10-Q
period 2005-06-30
CAPITAL BEVERAGE CORP
filed 2005-08-22
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005

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

                               -------------------



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


         The number of shares common stock, $.001 par value, outstanding as of August 22, 2005 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                           Page
PART I -  FINANCIAL INFORMATION
------    ---------------------
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets........................................ 3
          Consolidated Statements of Operations.............................. 4
          Consolidated Statements of Cash Flows.............................. 5
          Notes to Consolidated Financial Statements......................... 6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................12
Item 3.   Quantitative and Qualitative Disclosures About Market Risks........13
Item 4.   Controls and Procedures............................................13

PART II - OTHER INFORMATION
Item 1 -  Legal Proceedings..................................................14
Item 2 -  Changes in Securities and Use of Proceeds..........................14
Item 3 -  Defaults Upon Senior Securities....................................14
Item 4 -  Submission of Matters to Vote of Securities Holders................14
Item 5 -  Other Information..................................................14
Item 6.   Exhibits...........................................................14
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   June 30,        December 31,
                                                     2005              2004
                                                --------------   ---------------
                                                 (Unaudited)
CURRENT ASSETS:
     Cash                                       $     120,044    $       96,220
     Accounts receivable - net of allowance
      for doubtful accounts of $60,842                417,239           698,792
     Inventories                                    1,463,269         2,097,338
     Prepaid expenses and other current assets        147,692           147,905
                                                --------------   ---------------

        TOTAL CURRENT ASSETS                        2,148,244         3,040,255

PROPERTY AND EQUIPMENT                                106,856           127,765

DISTRIBUTION LICENSE                                1,065,718         1,065,718

OTHER ASSETS                                           70,354           288,122
                                                --------------   ---------------

                                                $   3,391,172    $    4,521,860
                                                ==============   ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                           $   3,851,003    $    2,846,455
     Cash overdraft                                    89,253           367,424
     Accrued expenses and taxes                        60,149           117,328
     Revolving loans                                1,142,180         2,007,356
     Loan payable                                   2,850,531         2,500,000
     Current portion of long-term debt                 75,000           104,738
     Current portion of capital lease
      obligations                                      15,866            12,716
     Deposits payable                                  15,000                 -
                                                --------------   ---------------

        TOTAL CURRENT LIABILITIES                   8,098,982         7,956,017
                                                --------------   ---------------

CAPITAL LEASE OBLIGATIONS                              43,303            56,204

LONG-TERM DEBT                                         35,000            18,905

STOCKHOLDERS' DEFICIT:
     Preferred stock, no shares issued and
      outstanding                                           -                 -
     Common stock, $ .001 par value; authorized
      20,000,000 shares; issued and outstanding
      3,792,045 shares                                  3,793             3,793
     Additional paid-in capital                     5,986,249         5,986,249
     Accumulated deficit                          (10,776,155)       (9,499,308)
                                                --------------   ---------------

        TOTAL STOCKHOLDERS' DEFICIT                (4,786,113)       (3,509,266)
                                                --------------   ---------------

                                                $   3,391,172    $    4,521,860
                                                ==============   ===============


            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended June 30,          Six Months Ended June 30,
                                        ----------------------------------   ---------------------------------
                                              2005              2004              2005              2004
                                        ------------------  --------------   ----------------   --------------
                                             (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)
NET SALES                               $       4,979,838       6,483,836    $    10,064,116    $  14,233,690
COST OF SALES                                   3,822,771       4,517,347          7,561,373       10,363,027
                                        ------------------  --------------   ----------------   --------------
GROSS PROFIT                                    1,157,067       1,966,489          2,502,743        3,870,663
                                        ------------------  --------------   ----------------   --------------

COSTS AND EXPENSES:
     Selling and delivery                         300,331         383,156            653,316          760,988
     General and administrative                 1,343,400       1,416,874          2,646,132        2,770,811
     Non-cash compensation                              -               -                  -           91,724
     Amortization and depreciation                 37,569          37,639             75,139           75,287
                                        ------------------  --------------   ----------------   --------------
                                                1,681,300       1,837,669          3,374,587        3,698,810
                                        ------------------  --------------   ----------------   --------------

INCOME FROM OPERATIONS                           (524,233)        128,820           (871,844)         171,853

INTEREST EXPENSE, net                            (202,503)       (167,679)          (405,002)        (355,955)
                                        ------------------  --------------   ----------------   --------------

NET LOSS                                $        (726,736)  $     (38,859)   $    (1,276,846)   $    (184,102)
                                        ==================  ==============   ================   ==============

LOSS PER SHARE - BASIC AND DILUTED      $           (0.19)  $       (0.01)   $         (0.34)   $       (0.05)
                                        ==================  ==============   ================   ==============

WEIGHTED AVERAGE NUMBER OF SHARES
     USED IN CALCULATION OF BASIC AND
     DILUTED LOSS PER SHARE                     3,792,045       3,792,045          3,792,045        3,792,045
                                        ==================  ==============   ================   ==============

            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended June 30,
                                                     ---------------------------------
                                                           2005              2004
                                                     -------------    ----------------
                                                      (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $   (1,276,846)  $      (184,102)
                                                     -------------    ----------------
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
            Depreciation and amortization                  75,139             167,011

     Changes in assets and liabilities:
        Accounts receivable                               281,553            (277,458)
        Inventories                                       634,069            (757,906)
        Prepaid expenses                                      213              (2,224)
        Other assets                                      163,539             (23,529)
        Accounts payable and accrued expenses             947,370             839,515
        Deposits payable                                   15,000                   -
                                                     -------------    ----------------
            Total adjustments                           2,116,883             (54,591)
                                                     -------------    ----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       840,037            (238,693)
                                                     -------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                     (865,176)            222,928
     Cash overdraft                                      (278,171)                  -
     Proceeds from loan payable                           350,531                   -
     Principal payments of capital lease obligations       (9,754)            (10,990)
     Payments of long-term debt                           (13,643)            (42,663)
                                                     -------------    ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (816,213)            169,275
                                                     -------------    ----------------

NET INCREASE (DECREASE) IN CASH                            23,824             (69,418)

CASH - BEGINNING OF PERIOD                                 96,220             189,276
                                                     -------------    ----------------

CASH - END OF PERIOD                                 $    120,044     $       119,858
                                                     =============    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                       $    347,220     $       355,955
                                                     =============    ================


            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $10,776,155 and $9,499,308 at June 30, 2005 and December 31, 2004, respectively. The Company also has a working capital deficiency of $5,950,738 and $4,915,762 at June 30, 2005 and December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the six months ended June 30, 2005 and 2004 was $75,139 and $75,287, respectively.

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

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.       DISTRIBUTION RIGHTS

         The Company acquired these exclusive license rights to distribute within the five boroughs of New York City valued at $5,218,462 as part of the agreement with Prospect Beverages Inc. in May 2001. The rights consist of the Pabst brands which make up approximately 73% of sales and include brand names such as Colt 45, Champale and Old Milwaukee. The Pittsburgh brands make up approximately 17% of sales and include brand names such as Nightflight, Mustang Lager and Primetime. All other brands make up less than 10% of the product line. The Company determined that these rights have an indefinite life because the terms of the agreements are indefinite. Furthermore, the franchise law of New York State, states that any terminated distributor is entitled to get "fair market value" for the brand distribution rights.

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

5.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $1,142,180 and $2,007,356 at June 30, 2005 and December 31, 2004, respectively.

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

         On March 17, 2005, the Company received a loan in the amount of $350,531. This loan is due on demand and does not accrue any interest and will be paid with inventory of the Company.

6.       LONG-TERM DEBT

                  Long-term debt consists of the following on June 30, 2005 and December 31, 2004:




                  Promissory note payable        $      110,000   $      123,643
                  Less current portion                  (75,000)       (104,738)
                                                 ---------------  --------------
                                                 $       35,000   $      18,905
                                                 ===============  ==============

                  On July 25, 2005, the Company reached a Stipulation of Settlement with Consolidated Beverage Corporation ("Consolidated") to pay the balance due to Consolidated. The Company shall pay Consolidated the total sum of $112,500 representing the remaining $110,000 owed pursuant to the original agreement and $2,500 in attorneys fees. The Company shall pay Consolidated $12,500 upon the execution of the Stipulation of Settlement and $10,000 on July 15, 2005. The Company will pay Consolidated $5,000 per month until January 2007, to pay off the remaining balance.
                  (see Note 7)

7.       CONTINGENCIES

         On or about February 28, 2005, the Company was named as a defendant in an action which commenced in the United States District Court for the Central District of California, captioned Red Bull GmbH, and Red Bull North America, Inc. v. Vancol Industries Inc. The complaint alleges federal trademark infringement and dilution, unfair competition and false advertising, and civil conspiracy. The plaintiffs are seeking a permanent injunction to enjoin the defendants from using certain Blue Ox marks and related actions as well as damages and reasonable attorneys' fees. The parties are negotiating a settlement of this action and will set a date with the District Court for the hearing on the settlement. The Company believes, after consultation with counsel, that some of its defense costs and certain attorneys fees in connection with this action will be subject to coverage by the Company's insurance.

         On or about April 12, 2005, the Company and Carmine Stella were named as defendants in a breach of contract action which commenced in the Supreme Court of the State of New York. The plaintiffs, Albert Thompson and Consolidated Beverage Corporation allege that the Company defaulted on its payment under a promissory note. The complaint seeks monetary damages of approximately $180,000 and reasonable attorney fees. This action was settled pursuant to a written Stipulation of Settlement which was executed and delivered by Plaintiff's counsel on August 16, 2005. Pursuant to the Stipulation of Settlement, Capital is required to pay Consolidated Beverage Corporation a total of $112,500.00 in payments over a period commencing with the execution of the Stipulation through the last payment on January 15, 2007. Based on the Stipulation of Settlement, the above-mentioned action has been discontinued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the six months ended June 30, 2005 were $10,064,116, reflecting a decrease of $4,169,574 or 29.3% from the $14,233,690 of net sales for the six months ended June 30, 2004. This decrease in the six months ended June 30, 2005 resulted primarily from the following events: poor weather conditions in the first quarter of this year as well as the effect of the price increase in last year's second quarter which created a substantial buy in by our account base in the month of March last year. Additionally, due to manufacturers price increases in our Pittsburgh products Capital was forced to scale down our marketing scope in outside markets as well as in New York due to uncompetitive pricing. This price effect also forced Capital to discontinue selling various imported labels which were low volume high margin items used as tag along sales to the leading high volume Pittsburgh products.

         Cost of sales was $ 7,561,373 or 75.2 % of net sales for the six months ended June 30, 2005, as compared to $10,363,027 or 72.8% of net sales for the six months ended June 30, 2004. The cost of sales as a percentage of net sales was higher than last year due to a change in the customer base. Capital decided to sell more products in the wholesale division in the second quarter to relieve some of its selling and delivery costs.

         Selling, general and administrative expenses for the six months ended June 30, 2005 were $3,299,448 as compared to $3,531,799 for the respective 2004 period, reflecting a 7% decrease in overall expenses. The decrease in the six months ended June 30, 2005 was due primarily to the substantial decrease in our sales volume.

         Non-cash compensation of $91,724 for the six months ended June 30, 2004 is the amortization of deferred compensation for warrants issued in the fourth quarter of 2003. This amount was fully amortized in 2004.

         Depreciation and amortization for the six months ended June 30, 2005 was $75,139 a decrease of $148 from $75,287 during the six months ended June 30, 2004.

         Interest expense for the six month period ended June 30, 2005 was $405,002 compared to $355,955 for the respective 2004 period. The increase in the six month period ended June 30, 2005 was due primarily to the higher cost of borrowing associated with Capital's exceeding their negotiated line of credit at various times during the first quarter to meet its obligations.

Liquidity and Capital Resources

         Cash provided by operations for the six months ended June 30, 2005 was $840,037. This was primarily due to a decrease in inventories and accounts receivable of $634,069 and 281,553, respectively and an increase in accounts payable of $947,370, offset by our net loss for the six months ended June 30, 2005 of $1,276,846.

         Cash used in financing activities resulted primarily from paying down revolving loans of $865,176 and the decrease in our cash overdraft of $278,171, offset primarily by proceeds from a loan payable of $350,531.

          Working capital deficiency increased from ($4,915,762) at December 31, 2004 to ($5,950,738) at June 30, 2005, due primarily to the net loss incurred for the six months.

         At June 30, 2005, the Company's primary sources of liquidity were $120,044 in cash, $417,239 in accounts receivable and $1,463,269 in inventories.

AGGREGATE CONTRACTUAL OBLIGATIONS

                                         Payment due by period

Contractual Obligations         Total       Less than 1 year      1-3 years
-----------------------     ----------      ----------------      ---------
Long-Term Debt Obligations    $112,500           $77,500           $35,000

Capital Lease Obligations      $59,169           $15,866           $43,303

Revolving Loans             $1,142,180        $1,142,180               -0-

Loans Payable               $2,850,531        $2,850,531               -0-
                            ----------        ----------             -----

         TOTAL              $4,164,380        $4,086,077           $78,303
                            ==========        ==========           =======

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The Company could be materially adversely affected if there is a significant rise in interest rates, due to the fact that this revolving loan carries a rate of prime plus 2%.

Item 4. Controls and Procedures

          As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

         On or about April 12, 2005, the Company and Carmine Stella were named as defendants in a breach of contract action which commenced in the Supreme Court of the State of New York, captioned Albert Thompson, et al. v. Carmine Stella, et. al. (Index No. 11020/2005). The plaintiffs, Albert Thompson and Consolidated Beverage Corporation allege that the Company defaulted on its payment under a promissory note. The complaint seeks monetary damages of approximately $180,000 and reasonable attorney fees. This action was settled pursuant to a written Stipulation of Settlement which was executed and delivered by Plaintiff's counsel on August 16, 2005. Pursuant to the Stipulation of Settlement, Capital is required to pay Consolidated Beverage Corporation a total of $112,500.00 in payments over a period commencing with the execution of the Stipulation through the last payment on January 15, 2007. Based on the Stipulation of Settlement, the above-mentioned action has been discontinued.


Item 2 - Changes in Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders - None

Item 5 - Other Information - None

Item 6.  Exhibits

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



Date:         August 22, 2005                CAPITAL BEVERAGE CORPORATION
                                                     (Registrant)



                                   By: /s/ Carmine N. Stella
                                           -------------------------------------
                                           Carmine N. Stella
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                   By: /s/ Carol Russell
                                           -------------------------------------
                                           Carol Russell
                                           Secretary and Treasurer (Principal
                                           Financial Officer and Accounting
                                           Officer)