Form 10-Q
period 2005-09-30
CAPITAL BEVERAGE CORP
filed 2005-11-21
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended September 30, 2005

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


 The number of shares common stock, $.001 par value, outstanding as of November 21, 2005 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         Condensed Consolidated Balance Sheets.............................. 4
         Condensed Consolidated Statements of Operations.................... 5
         Condensed Consolidated Statements of Cash Flows.................... 6
         Notes to Condensed Consolidated Financial Statements............... 7
Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................14
Item 3 - Quantitative and Qualitative Disclosures About Market Risks........16
Item 4 - Controls and Procedures............................................16

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings..................................................17
Item 2 - Changes in Securities and Use of Proceeds..........................17
Item 3 - Defaults Upon Senior Securities....................................17
Item 4 - Submission of Matters to Vote of Securities Holders................17
Item 5 - Other Information..................................................17
Item 6 - Exhibits and Reports on Form 8-K...................................17
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                  d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                       CONSOLIDATED BALANCE SHEETS



                                                                September 30,    December 31,
                                                                   2005              2004
                                                             ---------------   ---------------
                              ASSETS                           (Unaudited)
CURRENT ASSETS:
     Cash                                                    $       87,243    $       96,220
     Accounts receivable - net of allowance for
        doubtful accounts of $60,842                                486,342           698,792
     Inventories                                                  1,048,961         2,097,338
     Prepaid expenses and other current assets                      135,860           147,905
                                                             ---------------   ---------------
        TOTAL CURRENT ASSETS                                      1,758,406         3,040,255

PROPERTY AND EQUIPMENT                                               76,906           127,765

DISTRIBUTION LICENSE - HELD FOR SALE                              1,065,718         1,065,718

OTHER ASSETS                                                         52,483           288,122
                                                             ---------------   ---------------

                                                             $    2,953,513    $    4,521,860
                                                             ===============   ===============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                        $   4,406,357    $    2,846,455
     Cash overdraft                                                 51,081           367,424
     Accrued expenses and taxes                                     96,659           117,328
     Revolving loans                                               932,130         2,007,356
     Loan payable                                                2,850,531         2,500,000
     Current portion of long-term debt                              60,000           104,738
     Current portion of capital lease obligations                   52,712            12,716
                                                            ---------------   ---------------
        TOTAL CURRENT LIABILITIES                                8,449,470         7,956,017
                                                            ---------------   ---------------
CAPITAL LEASE OBLIGATIONS                                            1,176            56,204

LONG-TERM DEBT                                                      17,500            18,905

STOCKHOLDERS' DEFICIT:
     Preferred stock, no shares issued and outstanding                   -                 -
     Common stock, $ .001 par value; authorized 20,000,000
        shares; issued and outstanding 3,792,045 shares              3,793             3,793
     Additional paid-in capital                                  5,986,249         5,986,249
     Accumulated deficit                                       (11,504,675)       (9,499,308)
                                                            ---------------   ---------------

        TOTAL STOCKHOLDERS' DEFICIT                             (5,514,633)       (3,509,266)
                                                            ---------------   ---------------

                                                            $    2,953,513    $    4,521,860
                                                            ===============   ===============




            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                      ---------------------------------   ----------------------------------
                                                            2005             2004               2005              2004
                                                      ------------------ --------------   -----------------   --------------
                                                         (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
NET SALES                                             $       4,378,898  $   7,043,376    $     14,443,014    $  21,277,066
COST OF SALES                                                 3,428,556      5,083,885          10,989,929       15,446,912
                                                      ------------------ --------------   -----------------   --------------
GROSS PROFIT                                                    950,342      1,959,491           3,453,085        5,830,154
                                                      ------------------ --------------   -----------------   --------------

COSTS AND EXPENSES:
    Selling and delivery                                        230,546        399,969             883,862        1,160,957
    General and administrative                                1,226,007      1,313,987           3,872,139        4,084,798
    Non-cash compensation                                             -              -                   -           91,724
    Amortization and depreciation                                34,534         38,257             109,673          113,544
                                                      ------------------ --------------   -----------------   --------------
                                                              1,491,087      1,752,213           4,865,674        5,451,023
                                                      ------------------ --------------   -----------------   --------------

INCOME FROM OPERATIONS                                         (540,745)       207,277          (1,412,589)         379,131

INTEREST EXPENSE, net                                          (187,776)      (184,666)           (592,778)        (540,621)
                                                      ------------------ --------------   -----------------   --------------

NET INCOME (LOSS)                                     $        (728,521) $      22,611    $     (2,005,367)   $    (161,490)
                                                      ================== ==============   =================   ==============

INCOME (LOSS) PER SHARE - BASIC AND DILUTED           $           (0.19) $        0.01    $          (0.53)   $       (0.04)
                                                      ================== ==============   =================   ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    USED IN CALCULATION OF BASIC AND
    DILUTED LOSS PER SHARE                                    3,792,045      3,792,045           3,792,045        3,792,045
                                                      ================== ==============   =================   ==============




            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     d/b/a DIVERSIFIED DISTRIBUTORS NETWORK

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine Months Ended September 30,
                                                               ------------------------------------
                                                                    2005               2004
                                                               ---------------   ------------------
                                                                 (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $   (2,005,367)   $        (161,490)
                                                               ---------------   ------------------
     Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
            Depreciation and amortization                             109,673              205,268

     Changes in assets and liabilities:
        Accounts receivable                                           212,450             (407,288)
        Inventories                                                 1,048,377             (467,099)
        Prepaid expenses                                               12,045              (25,317)
        Other assets                                                  176,824              (13,785)
        Accounts payable and accrued expenses                       1,539,234              451,110
                                                               ---------------   ------------------
            Total adjustments                                       3,098,603             (257,111)
                                                               ---------------   ------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 1,093,236             (418,601)
                                                               ---------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of machinery and equipment                                    -              (15,333)
                                                               ---------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES                                       -              (15,333)
                                                               ---------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loans                                               (1,075,226)             384,758
     Cash overdraft                                                  (316,343)                   -
     Proceeds from loan payable                                       350,531                    -
     Principal payments of capital lease obligations                  (15,032)             (16,125)
     Payments of long-term debt                                       (46,143)             (69,010)
                                                               ---------------   ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,102,213)             299,623
                                                               ---------------   ------------------

NET INCREASE (DECREASE) IN CASH                                        (8,977)            (134,311)

CASH - BEGINNING OF PERIOD                                             96,220              189,276
                                                               ---------------   ------------------

CASH - END OF PERIOD                                           $       87,243    $          54,965
                                                               ===============   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                 $      475,564    $         456,631
                                                               ===============   ==================


            See notes to unaudited consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                    (d/b/a Diversified Distributors Network)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $11,504,675 and $9,499,308 at September 30, 2005 and December 31, 2004, respectively. The Company also has a working capital deficiency of $6,691,064 and $4,915,762 at September 30, 2005 and December 31, 2004, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

         The Board of Directors and management of the Company have concluded that based on the Company's relatively small size, the illiquidity of the trading market for the Company's common stock, the Company's lack of growth, thin profit margins in the beer and malt beverage distribution industry, and the fact that the beverage distribution industry favors relatively large distributors because of economies of scale; it would be in all of the stockholders' interests to sell substantially all of the Company's assets at a fair price. (See Note 3)

                  After completion of the Asset Sale and application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company will hold:

     o        residual inventory and equipment not part of the Asset Sale; and
     o        accounts receivable in the approximate amount of $250,000.

The Company will not have any ongoing operations subsequent to the Asset Sale, except for the collection of accounts receivable and the payment of its liabilities.

         -    The Company will continue to be a public company;

         - The Company's common stock will continue to trade in the over-the-counter market or be quoted on the OTC Bulletin Board(R);

         - The Company will use the proceeds from the Asset Sale for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds in the discretion of the Board of Directors and management of the Company.


3.       SALE OF DISTRIBUTION RIGHTS

                  On September 14, 2005, Capital Beverage Corporation, a Delaware corporation (the "Company"), entered into an Asset Purchase Agreement (the "Agreement") with Oak Beverages, Inc. , a New York corporation ("Oak"), pursuant to which the Company has agreed to sell, and Oak has agreed to purchase, the exclusive distribution rights within a designated territory for the Pabst, Pittsburgh and Best beer and malt beverage brands. The purchase price to be paid by Oak at closing will be $9.3 million, of which at least $1.5 million will be deposited with an escrow agent for at least 18 months for post closing indemnification claims which may be asserted by Oak. It is anticipated that the proposed transactions will close during the fourth quarter of 2005 and that the proceeds from the transaction will be used by the Company to repay outstanding indebtedness and for working capital purposes. The Agreement contains customary representations and warranties, conditions to closing (including stockholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the" Information Statement") to its stockholders), and termination and indemnification provisions.

                  Immediately following the execution of the Agreement, certain stockholders (the "Approving Stockholders") of the Company holding an aggregate of 1,900,000 shares of the Company's common stock, representing 50.1% of the shares outstanding, signed a written consent of stockholders approving the Agreement and the exhibits and schedules thereto as well as the transactions contemplated thereby. The Approving Stockholders are Carmine N. Stella, the Company's President, Chief Executive Officer and Chairman of the Board, Anthony Stella, the Company's Vice President of Sales and Marketing (and the brother of Carmine Stella), Michael Matrisciani, a director of the Company, Daniel Matrisciani, the Company's Vice President of Operations and a director, Alex Matrisciani and Monty Matrisciani (each of whom are the brothers of Michael and Daniel Matrisciani).

                  The Company and Oak also entered into a Sub-Distribution Agreement dated as of September 14, 2005 (the "Sub-Distribution Agreement"), pursuant to which Oak will become a Company sub-distributor of certain Pabst beers and malt beverages. The Sub-Distribution Agreement will become effective when the Company files an Information Statement on Schedule 14C with the Securities and Exchange Commission and shall terminate on the earlier of (i) the closing of the transactions contemplated by the Agreement, (ii) the termination of the Agreement, or (iii) 90 days following September 14, 2005. Under the terms of the Sub-Distribution Agreement , Oak will have the right to distribute the Pabst brands to customers located in Brooklyn, Staten Island, Manhattan and the Bronx, and in exchange for such rights, Oak will pay Pabst directly for its product purchases and, during the first 45 days following the effective date of the Agreement, will pay to Capital $.50 for each case and $2.00 for each barrel received. The purchase price to be paid by Oak to Capital in connection with the closing of the transactions contemplated by the Asset Purchase Agreement shall for purchases made during such 45 day period be reduced by an amount equal to: (i) $.25 for each case purchased by Oak and sold by Oak to customers in the territory, (ii) $.50 for each case purchased by Oak but not sold to such customers, (iii) $1.00 for each barrel purchased by Oak and sold by Oak to customers in the territory, and
         (iv) $2.00 for each barrel purchased by Oak but not sold to such customers. If the Asset Purchase Agreement is terminated by either party for any reason, the Company will be required to pay to Oak the credits described above.

4.       SIGNIFICANT ACCOUNTING POLICIES

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

         Property and Equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the related assets, ranging from 5 to 39 years. Depreciation is computed on the straight-line and accelerated methods for both financial reporting and income tax purposes. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $27,885 and $32,201, respectively.

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

5.       DISTRIBUTION RIGHTS - HELD FOR SALE

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

6.       LOANS PAYABLE AND REVOLVING LOANS

         The Company has a revolving loan with Entrepreneur Growth Capital, LLC ("EGC"). The loan limit is $2,500,000 and carries an interest rate of prime plus 2%. The loan is collateralized by the Company's accounts receivable, inventory, pledged property and distribution rights. The outstanding balance was $932,130 and $2,007,356 at September 30, 2005 and December 31, 2004, respectively.

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

7.       LONG-TERM DEBT

         Long-term debt consists of the following on September 30, 2005 and December 31, 2004:

         Promissory note payable to Consolidated, due in monthly installments of $5,000 until January, 2007


                                                  $     77,500    $    123,643
         Less current portion                          (60,000)       (104,738)
                                                  -------------   -------------
                                                  $     17,500    $     18,905
                                                  =============   =============


         On July 25, 2005, the Company reached a settlement with Consolidated Beverage Corp. to pay the balance due to Consolidated. The Company shall pay Consolidated the total sum of $112,500 representing the remaining $110,000 owed pursuant to the original agreement and $2,500 in attorneys fees. The Company shall pay Consolidated $12,500 upon the execution of the Stipulation of Settlement and $10,000 on July 15, 2005. The Company will pay Consolidated $5,000 per month until January, 2007, to pay off the remaining balance.


8.       CONTINGENCIES

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

         On or about April 12, 2005, the Company and an officer of the Company were named as defendants in a breach of contract action. The plaintiffs allege, that the Company defaulted on its payment under a promissory note. The complaint seeks monetary damages of approximately $180,000 and reasonable attorney fees. The parties have agreed to meet to discuss a possible settlement of this action. The Company has been making payments on this note and was late on several payment in the first quarter of 2004. This note is recorded on the Company's balance sheet.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the nine months ended September 30, 2005 were $14,443,014, reflecting a decrease of $6,834,052 or 32% from the $21,277,066 of net sales for the nine months ended September 30, 2004. This decrease in the nine months ended September 30, 2005 resulted primarily from the following events: poor weather conditions in the first quarter of this year as well as the effect of the price increase in last year's second quarter which created a substantial buy in by our account base in the month of March last year. Additionally, due to manufacturers price increases in our Pittsburgh products Capital was forced to scale down our marketing scope in outside markets as well as in New York due to uncompetitive pricing. This price effect also forced Capital to discontinue selling various imported labels which were low volume high margin items used as tag along sales to the leading high volume Pittsburgh products.

Cost of sales was $10,989,929 or 76 % of net sales for the nine months ended September 30, 2005, as compared to $15,446,912 or 73% of net sales for the nine months ended September 30, 2004. The cost of sales as a percentage of net sales was higher than last year due to a change in the customer base. Capital decided to sell more products in the wholesale division in the second quarter to relieve some of its selling and delivery costs.

Selling, general and administrative expenses for the nine months ended September 30, 2005 were $4,756,001 as compared to $5,245,755 for the respective 2004 period, reflecting a decrease in overall expenses. The decrease in the nine months ended September 30, 2005 was due primarily to the substantial decrease in our sales volume.

Non-cash compensation decreased by $91,724 to $-0- in the nine month period ended September 30, 2005 from the nine month period ended September 30, 2004.

Depreciation and amortization expenses for the nine months ended September 30, 2005 were $109,673 as compared to $113,544 for the respective 2004 period.

Interest expense for the nine month period ended September 30, 2005 was $592,778 compared to $540,621 for the respective 2004 period. The increase in the nine month period ended September 30, 2005 was due primarily to the higher cost of borrowing associated with Capital's exceeding their negotiated line of credit at various times during the first quarter to meet its obligations.

Liquidity and Capital Resources

Cash provided by operations for the nine months ended September 30, 2005 was $1,093,235. This was primarily due to a decrease in inventories and an increase in accounts payable at September 30, 2005.

Cash used in financing activities resulted primarily from paying down revolving loans and cash overdraft offset by proceeds from loans payable.

Working capital deficiency increased from ($4,915,762) at December 31, 2004 to ($6,691,064) at September 30, 2005 due to the net loss incurred for the nine months.

At September 30, 2005 the Company's primary sources of liquidity were $87,243 in cash, $486,342 in accounts receivable and $1,048,961 in inventories.



AGGREGATE CONTRACTUAL OBLIGATIONS

                                                     Payment due by period
                                                     ---------------------

Contractual Obligations             Total            Less than 1 year  1-3 years
-----------------------             -----            ----------------  ---------
Long-Term Debt Obligations          $   77,500         $    60,000       $17,500

Capital Lease Obligations           $   53,888         $    52,712       $ 1,176

Revolving Loans                     $  932,130         $   932,130       $   -0-

Loans Payable                       $2,850,531         $ 2,850,531       $   -0-
                                    ----------         -----------       -------
         TOTAL                      $3,914,049         $ 3,895,373       $18,676
                                    ==========         ===========       =======

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

Item 4. Controls and Procedures

          As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about February 28, 2005, the Company was named as a defendant in an action which commenced in the United States District Court for the Central District of California, captioned Red Bull GmbH, and Red Bull North America, Inc. v. Vancol Industries Inc., et al. (Case No. LACV 03-6731-DDP). The complaint alleges federal trademark infringement and dilution, unfair competition and false advertising, and civil conspiracy. The parties have settled this case in principle and have circulated a formal Settlement Agreement, which has been signed by the Company. The Settlement Agreement does not entail any payment of monies by the Company to plaintiffs in the case. It is anticipated that this Settlement Agreement will be fully executed by all parties in the near future and that this action will then be formally concluded.
          On or about October 24, 2005 Amelia Wallen, a former employee of the Company filed a verified complaint with the City of New York Commission on Human Rights captioned, Amelia Wallen v. F.V. Distribution Co., LLC, Monty Matrisciani, Tom Marigliano, Capital Beverage Corporation, Diversified Distributors Network. The complaint alleges that the Company terminated Ms. Wallen's employment and misrepresented the status of the Company based upon Ms. Wallen's age, national origin and race. Although the Company has been named as a respondent in this case, the Company believes that there is no basis for Ms. Wallen's allegations. The Company will be filing a position statement with the Commission of Human Rights with respect to this matter in the near future.


Item 2 - Changes in Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders -

            On September 14, 2005, Company entered into an Asset Purchase Agreement (the "Agreement") with Oak Beverages, Inc. , a New York corporation ("Oak"), pursuant to which the Company agreed to sell, and Oak agreed to purchase, the exclusive distribution rights within a designated territory for the Pabst, Pittsburgh and Best beer and malt beverage brands. The purchase price to be paid by Oak at closing will be $9.3 million, of which at least $1.5 million will be deposited with an escrow agent for at least 18 months for post closing indemnification claims which may be asserted by Oak.

            On September 15, 2005, Carmine N. Stella, the Company's President, Chief Executive Officer and Chairman of the Board, Anthony Stella, the Company's Vice President of Sales and Marketing (and the brother of Carmine Stella), Michael Matrisciani, a director of the Company, Daniel Matrisciani, the Company's Vice President of Operations and a director, Alex Matrisciani and Monty Matrisciani (each of whom are the brothers of Michael and Daniel Matrisciani), holding an aggregate of 1,900,000 shares of the Company's common stock, representing 50.1% of the shares outstanding, signed a written consent of stockholders approving the Agreement and exhibits and schedules thereto as well as the transactions contemplated thereby. On November 10, 2005, the Company furnished an Information Statement to the Company's common stock holders describing the transaction. See Information Statement on Scheduled 14C filed by the Company with the Securities and Exchange Commission on November 14, 2005.


Item 5 - Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

            31.1     Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes Oxley Act of 2002

            31.2     Certification of Treasurer pursuant to Section 302 of the
                       Sarbanes Oxley Act of 2002

            32.1     Certification of Chief Executive Officer and Treasurer
                       pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

         Form 8-K was filed on September 21, 2005 pertaining to the Entry into a Material Definitive Agreement under Item 1.01.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         November 21, 2005          CAPITAL BEVERAGE CORPORATION
                                                  (Registrant)



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