Form 10-K
period 2005-12-31
CAPITAL BEVERAGE CORP
filed 2006-04-17
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

       [x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2005.

       [ ] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the transition period from __________________ to __________________.

                                                     Commission File No. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3878747
----------------------------------------     ---------------------------------
(State of or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

120 Rio Vista Drive, Norwood, New Jersey                           07648
----------------------------------------                           -----
(Address of Principal Executive Officers)                       (Zip Code)

Registrant's telephone number, including area code: (201) 679-6752

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

          Issuer's revenues for its most recent fiscal year were $-0-.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 11, 2006, was approximately $283,806.75.

         Number of shares outstanding of the issuer's Common Stock as of April 11, 2006 was 3,792,045.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          Capital Beverage Corporation
                          2005 Form 10-K Annual Report
                                TABLE OF CONTENTS


                                     PART I

 ITEM 1.      BUSINESS. .....................................................3
 ITEM 2.      PROPERTIES. ..................................................10
 ITEM 3.      LEGAL PROCEEDINGS. ...........................................10
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........11

                                     PART II

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON................................11
 ITEM 6.      SELECTED FINANCIAL DATA. .....................................13
 ITEM 7.      MANAGEMENT'S DISCUSSION ......................................13
 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES......................14
 ITEM 8.      FINANCIAL STATEMENTS. ........................................14
 ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .....................................14
 ITEM 9A.     CONTROLS AND PROCEDURES.......................................14

                                    PART III

 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............15
 ITEM 11.     EXECUTIVE COMPENSATION........................................19
 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ..........22
 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. ..............24
 ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................25

                                     PART IV

 ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................26

SIGNATURES

CERTIFICATES

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

                                     PART I

ITEM 1.  BUSINESS.

         General

         Capital Beverage Corporation ("Capital" and the "Company") was incorporated under the laws of the State of Delaware on December 5, 1995. In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor ("Pabst Distribution Rights") for certain beer and malt liquor products ("Pabst Products") manufactured by Pabst Brewing Company ("Pabst"). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the "Consolidated Notes"). The Consolidated Notes bear interest at 9% per annum, which interest was included in the monthly $10,000 payments.

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

         Recent Developments

         As of September 15, 2005, the Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Oak Beverages, Inc., a New York corporation ("Oak"), pursuant to which the Company agreed to sell, and Oak agreed to purchase (the "Asset Sale"), the Company's exclusive distribution rights for the Pabst brands, Pittsburgh brands and Ballantine brands (the "Assets"). The Asset Purchase Agreement contained customary representations and warranties, conditions to closing (including shareholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the "Information Statement") to its stockholders), and termination and indemnification provisions.

         Immediately following the execution of the Agreement, certain stockholders (the "Approving Stockholders") of the Company holding an aggregate of 1,900,000 shares of the Company's common stock, representing 50.1% of the shares outstanding, signed a written consent of stockholders approving the Asset Purchase Agreement and the exhibits and schedules thereto as well as the transactions contemplated thereby. The Approving Stockholders were Carmine N. Stella, the Company's President, Chief Executive Officer and Chairman of the Board, Anthony Stella, the Company's then Vice President of Sales and Marketing (and the brother of Carmine Stella), Michael Matrisciani, a director of the Company, Daniel Matrisciani, the Company's then Vice President of Operations and a director, Alex Matrisciani and Monty Matrisciani (each of whom are the brothers of Michael and Daniel Matrisciani).

         The Company and Oak also entered into a Sub-Distribution Agreement dated as of September 15, 2005 (the "Sub-Distribution Agreement"), pursuant to which Oak became a Company sub-distributor of certain Pabst beers and malt beverages (the "Products"). The Sub-Distribution Agreement became effective when the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission. Under the terms of the Sub-Distribution Agreement, Oak had the right to distribute the Products to customers located in Brooklyn, Queens, Staten Island, Manhattan and the Bronx (the "Territory"), and in exchange for such rights, Oak was required to pay Pabst directly for its Product purchases and, during the first 45 days following the effective date of the Agreement (the "45-Day Period"), Oak was required to pay to Capital the following amounts for Products received by Oak: (x) $.50 for each case of Products and (y) $2.00 for each barrel of Products. The purchase price paid by Oak to Capital in connection with the closing of the transactions contemplated by the Asset Purchase Agreement was reduced by an amount equal to the sum of:
(i) $.25 for each case of Products purchased by Oak and sold by Oak to customers in the Territory, plus (ii) $.50 for each case of Products purchased by Oak but not sold to such customers, plus (iii) $1.00 for each barrel of Products purchased by Oak and sold by Oak to customers in the Territory, plus (iv) $2.00 for each barrel of Products purchased by Oak but not sold to such customers, all determined during the 45-Day Period.

         Prior to the closing of the transaction, the Asset Purchase Agreement and sale of Assets to Oak were approved unanimously by the Company's Board of Directors and the terms of the transaction were submitted for stockholder approval. As permitted by Delaware law and the Company's Certificate of Incorporation, the Company received a written consent from the majority Approving Stockholders of the Company approving the Asset Purchase Agreement and the related Asset Sale. An Information Statement was furnished for the purposes of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of the Asset Sale before it was consummated.

         As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000.00), of which One Million Five Hundred Thousand Dollars ($1,500,000.00), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, for at least 18 months for post closing indemnification claims which may be asserted by Oak (the "Escrow"). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes.

         As of April 11, 2006, approximately Seven Hundred Eight Thousand Sixty Dollars ($708,060) has been released from Escrow and has been used to pay outstanding liabilities of the Company.

         Strategy

         The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds in the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of our liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs. In event of such dissolution, the residual proceeds of the sale of the Assets would become part of a pool of assets governed by the plan of dissolution. Alternatively, management may elect to invest the net proceeds from the sale of the Assets in assets or operations acquired by the Company. In such an event, no assets will be distributed to the stockholders.

         Structure of the Company

         After application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company will hold:

        o        equipment not part of the Asset Sale; and
        o        cash in the approximate range of $250,000 to $500,000.

         The Company does not have any ongoing operations subsequent to the Asset Sale, except for the collection of accounts receivable and the payment of its liabilities. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations.

         We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred subsequent to the Asset Sale. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

         The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome

Employees

         As of December 2, 2005, all employees were terminated, except for Carmine Stella who will continue to serve as the Company's Chief Executive Officer.

Risk Factors

         In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks related to our business

Our Business Is Difficult To Evaluate Because We Have No Ongoing Operations and Minimal Assets. As the Company currently has no ongoing operations and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We Will Continue To Incur Claims, Liabilities And Expenses. We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a "shell company," defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition. The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction. We have no arrangement, agreement or understanding with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

We Cannot Guarantee That The Final Distributions To the Company Will Be Made From Escrow. On the closing date of the Asset Sale, the Company, Oak and Dealy and Silberstein LLP, as escrow agent, entered into an Escrow Agreement, pursuant to which at the closing, Oak deposited $1.5 million of the purchase price in an escrow account with the escrow agent (the "Escrow"). This amount is being held to satisfy potential purchase price adjustments and any claims for indemnification that Oak may have for breaches of the Company's representations, warranties, covenants or other obligations in the Asset Purchase Agreement. Upon each of the 6 month, 12 month and 18 month anniversaries of the closing date, one third of this amount (less any outstanding claims for indemnification) shall be delivered by the escrow agent to Capital. The final distribution of these funds shall be delivered by the escrow agent to Capital upon the later of the 18 month anniversary of the closing date, or the date upon which all pending claims are resolved. We cannot guarantee that the final distributions to Capital from the escrow agent will be made. As of April 11, 2006, approximately Seven Hundred Eight Thousand Sixty Dollars ($708,060) have been released from Escrow and have been used to pay outstanding liabilities of the Company.

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2005. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of Carmine Stella, our President and Chief Executive Officer. The loss of the services of Mr. Stella could have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one recent Nasdaq rule approved by the Commission requires that a majority of our Board of Directors be composed of independent directors by our 2005 Annual Meeting of Stockholders. Currently, two (2) of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

ITEM 2.  PROPERTIES.

         Currently, the Company neither rents nor owns any properties.

ITEM 3.  LEGAL PROCEEDINGS.

On or about February 28, 2005, the Company was named as a defendant in an action which commenced in the United States District Court for the Central District of California, captioned, Red Bull GmbH v. Vancol Industries, Inc., et al., Case No. LA CV03-6731 DDP. This matter has been settled and the action has been discontinued. The settlement in this case did not entail the payment of any monies by Capital to the plaintiffs.

         On or about October 24, 2005 Amelia Wallen, a former employee of the Company filed a verified complaint with the New York City Commission on Human Rights ("NYCCHR"), captioned, Amelia Wallen v. F.V. Distribution Co., LLC, Monty Matrisciani, Tom Marigliano, Capital Beverage Corporation, Diversified Distributors Network. The complaint alleges that the Company terminated Ms. Wallen's employment and misrepresented the status of the Company based upon Ms. Wallen's age, national origin and race. Although the Company has been named as a respondent in this case, the Company believes that there is no basis for Ms. Wallen's allegations. This matter is currently pending before the NYCCHR.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Under Delaware law and our Certificate of Incorporation, the affirmative vote of a majority of the votes entitled to be cast by holders of all shares of the Company's common stock, par value $.001 per share ("Common Stock"), outstanding as of the close of business on September 15, 2005, was required to approve the Asset Purchase Agreement and sale of the Assets. Under our Certificate of Incorporation, each share of Common Stock is entitled to one vote per share. As of September 15, 2005, there were outstanding 3,792,045 shares of Common Stock, representing a total of 3,792,045 votes. As permitted by the Delaware General Corporation Law, on September 15, 2005, the Company received a written consent in lieu of a meeting of stockholders from holders of 1,900,000 shares of Common Stock representing 50.1% of the total issued and outstanding shares of voting stock of the Company approving the Asset Purchase Agreement and the Asset Sale.

         On November 10, 2005, an Information Statement was furnished to the stockholders of the Company, in connection with the prior approval by our Board of Directors of, and receipt of approval by written consent of the majority Approving Stockholders of the Company for, the sale of our Assets to Oak. See "Item 1.
Business--Recent Developments."

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

         The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2003 to December 31, 2005 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2003 Fiscal Year                          Quoted Price  ($)
----------------                          -----------------
                                           High        Low
                                           ----        ---
First Quarter                              .21         .08
Second Quarter                             .43         .25
Third Quarter                              .40         .23
Fourth Quarter                             .51         .19

2004 Fiscal Year                          Quoted Price  ($)
----------------                          -----------------
                                           High        Low
                                           ----        ---
First Quarter                              .41         .25
Second Quarter                             .35         .28
Third Quarter                              .30         .16
Fourth Quarter                             .25         .17

2005 Fiscal Year                          Quoted Price  ($)
----------------                          -----------------
                                           High        Low
                                           ----        ---
First Quarter                              .35         .15
Second Quarter                             .34         .17
Third Quarter                              .25         .13
Fourth Quarter                             .17         .09


         On April 11, 2006 the closing price of the Common Stock as reported on The OTC Bulletin Board was $.15. On April 11, 2006 there were 181 holders of record of Common Stock.

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

Repurchases by the Company

         During the fourth quarter of 2005, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table contains our selected consolidated financial data and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. Historical results are not necessarily indicative of future results.


                                                                                   December 31,
                                                            2005         2004          2003         2002          2001
                                                            ----         ----          ----         ----          ----
Consolidated Statement of Operations Data:
Revenues                                                $         -    $         -    $         -   $         -  $         -
                                                        ----------------------------------------------------------------------

General and administrative expenses                     $   817,248    $   387,306    $   437,872   $   485,625  $    510,050
Non-cash compensation                                   $         -    $    91,724    $    98,276   $         -  $          -
                                                        ----------------------------------------------------------------------
Loss from continuing operations                         $  (817,248)   $  (479,030)   $  (536,148)  $  (485,625) $   (510,050)
Discontinued operations:
Interest expense                                        $  (702,848)   $  (738,812)   $  (543,136)  $  (473,275) $   (341,985)
Gain on sale of distribution rights                     $ 8,235,907    $         -    $         -   $         -  $          -
Cumulative effect of change in accounting principle     $         -    $         -    $         -   $  (860,000) $          -
Income taxes                                            $   (85,000)   $         -    $         -   $         -  $          -
(Loss) gain from discontinued operations                $(2,781,110)   $(3,059,071)   $ 1,103,455   $    49,146  $  1,424,511
                                                        ----------------------------------------------------------------------
Income (loss)                                           $ 3,849,701    $(4,276,913)   $    24,171   $(1,769,754) $    572,476

Diluted income (loss) from continuing operations
per share:                                              $     (0.22)   $     (0.13)   $     (0.14)  $     (0.15) $      (0.19)
Diluted income (loss) from discontinued operations
per share:                                              $      1.23    $     (1.00)   $      0.15   $     (0.40) $       0.41
Diluted income (loss) per share:                        $      1.02    $     (1.13)   $      0.01   $     (0.55) $       0.22
Diluted weighted-average number of shares outstanding:    3,792,045      3,792,045      3,792,045     3,229,545     2,628,409

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents                               $   131,738    $    96,220    $   189,276   $   120,242  $  2,272,786
Restricted cash                                         $ 2,513,600    $         -    $         -   $         -  $          -
Working capital                                         $  (225,549)   $(3,247,703)   $(4,028,322)  $(2,418,137) $ (1,037,327)
Total assets                                            $ 2,765,535    $ 4,521,860    $ 8,153,142   $ 7,697,358  $ 10,228,453
Total debt                                              $         -    $ 4,630,999    $ 4,601,761   $ 4,472,282  $  5,181,933
Total stockholders' equity (deficit)                    $   340,435    $(3,509,266)   $   675,923   $   553,476  $  2,274,140



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

         As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000.00), of which One Million Five Hundred Thousand Dollars ($1,500,000.00), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, for at least 18 months for post closing indemnification claims which may be asserted by Oak (the "Escrow"). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes.

         The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds in the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of our liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

         After application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company will hold:

                  1. equipment not part of the Asset Sale; and
                  2. cash in the approximate range of $250,000 to $500,000.

         We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors' and officers' insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred subsequent to the Asset Sale. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

         The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

         As of December 2, 2005, all employees were terminated, except for Carmine Stella who will continue to serve as the Company's Chief Executive Officer.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of the Company's indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

      Name                Age         Position Held
---------------------    -----        ------------------------------------------

Carmine N. Stella         54           President, Chief Executive Officer,
                                       Chairman of the Board of Directors

Anthony Stella(1)         54           Vice President of Sales and Marketing

Carol Russell             50           Secretary, Treasurer and Director

Joseph M. Luzzi*          58           Director

Michael Matrsciani        50           Director

Daniel Matrisciani(3)     58           Director and Vice President of Operations

Vito Cardinale*           45           Director
--------------------------------------------------------------------------------
(1) Anthony Stella resigned in his capacity as Vice President of Marketing of the Company as of December 2, 2005. (2) Daniel Matrisciani resigned in his capacity as Vice President of Operations of the Company as of December 2, 2005.
* Member of the Compensation Committee and/or Audit Committee.

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

          Anthony Stella. Mr. Stella served as Vice President - Sales and Marketing and an employee of the Company from inception to December 2, 2005. Mr. Stella has acted as executive sales manager for Vito Santoro, Inc., Gotham Wholesale Beer, Inc., Miller Home Service, Inc. and College Point Beer Distributors over the past 15 years . Anthony Stella is the brother of Carmine Stella.

          Carol Russell - Mrs. Russell has served as Secretary, Treasurer and a Director of the Company since February 1996. From 1991, Mrs. Russell has also served as Controller and Operations Manager of VSI from 1991 to the present. Mrs. Russell graduated from Central Commercial High School in New York City in 1973.

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

          Daniel Matrisciani - Mr. Matrisciani has been a Director since June 2001. Mr. Matrisciani was Vice President of Operations from June 2001 to December 2, 2005. Mr. Matrisciani has been involved in the beer business for almost 40 years. He has successfully owned and operated, with his partners a chain of Thrifty Beverage Centers in the NYC market place. Mr. Matrisciani was a principal and director of wholesaler relations with Prospect Beverages, Inc. a company he founded with his partners in 1981. Mr. Matrisciani is a decorated veteran of the Vietnam conflict, having served as a crew chief on a UH-1B helicopter gunship (huey).

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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2005 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2005 Form 10-K.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

         None

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2003, 2004 and 2005.

                                                     Summary Compensation Table


                                Annual Compensation Awards                   Long-Term Compensation
---------------------------------------------------------------------------  ---------------------------------
   (a)                               (b)       (c)             (d)                (e)        (f)
Name and Principal Position          Year      Salary          Other Annual       Restricted  Stock Option
                                                               Compensation       Award       Grants
Carmine N. Stella                    2005    $ 71,247.96            -0-            -0-          -0-
President, Chief Executive Officer,  2004    $208,796.88            -0-            -0-          -0-
Chairman of the Board                2003    $205,019.64            -0-            -0-          -0-

Anthony Stella                       2005    $ 44,662.68            -0-            -0-          -0-
Vice President of Sales              2004    $133,272.52            -0-            -0-          -0-
and Managing Director                2003    $128,258.12            -0-            -0-          -0-

Carol Russell                        2005    $ 64,192.37            -0-            -0-          -0-
Secretary Treasurer                  2004    $ 64,670.38            -0-            -0-          -0-
and Director                         2003    $ 65,784.96            -0-            -0-          -0-

Daniel Matrisciani                   2005    $ 44,668.80            -0-            -0-          -0-
Vice President of                    2004    $131,797.02            -0-            -0-          -0-
Operations and Director              2003    $133,075.80            -0-            -0-          -0-


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

Payment of Accrued Unpaid Salaries and Severance

         Certain members of management have not received their salaries and expenses since May 1, 2005. Accordingly, the following individuals are entitled to be paid accrued and unpaid salaries from the proceeds from the Asset Sale received by the Company in the amounts set forth adjacent to their names (such amounts calculated as of December 31, 2005): Carmine Stella ($158,431.03); Anthony Stella ($92,210.12); Michael Mastrisciani ($96,360.88); Daniel Mastrisciani ($92,626.09); Monty Mastrisciani ($93,189.10); and Alex Mastrisciani ($88,843.83). The Company has reimbursed such employees for out-of-pocket expenses incurred by them in connection with the performance of their duties which, as of December 31, 2005, of a total of approximately $60,000.

         In addition, under the terms of employment agreements between the Company and such members of management, such employees are, upon the termination of their employment with the Company, entitled to severance payments equal to four (4) weeks of a base salary for each year of service provided to the Company. The proceeds from the Asset Sale were used to pay severance to following employees each of whom were terminated as of the closing date of the Asset Sale in the amounts set forth adjacent to their names: Anthony Stella ($102,000); Michael Mastrisciani ($47,000); Daniel Mastrisciani ($47,000); Monty Mastrisciani ($47,000); and Alex Mastrisciani ($41,000). Carmine Stella was not terminated as of the closing date, and therefore, he is not be entitled to any severance payment. He will, however, continue to serve as the Company's Chief Executive Officer, and will be paid $210,000 per annum.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth as of April 11, 2006, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of              Shares of Common          Percentage (%) of
Beneficial Owner(1)              Stock Owed(3)             Common Stock (3)
-------------------------        ------------------        --------------------

Carmine Stella                     712,500                     18.8%

Anthony Stella                     237,500                      6.3%

Carol Russell                            0                        0%

Joseph Luzzi                             0                        0%

Alex Matrisciani(2)                237,500                      6.3%

Michael Matrisciani(2)             237,500                      6.3%

Daniel Matrisiciani(2)             237,500                      6.3%

Vito Cardinale                           0                        0%

Monty Matrisciani(2)               237,500                      6.3%

Casimir Capital L.P
100 Broadway, 11th Floor
New York, NY 10005               1,000,000(4)                  20.9%

All officers and  directors
as a group (nine (9) persons)    1,900,000                       50%

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

         The following table presents information as of April 11, 2006 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

                                                 Equity Compensation Plan Information

                                                                                        Number of securities
                                                                                        remaining available for
                              Number of Securities to be   Weighted-average exercise    future issuance under
                              issued upon exercise of      price of outstanding         equity compensation plans
                              outstanding options,         options, warrants and        (excluding securities
 Plan Category                warrants and rights          rights                       reflected in column (a)
----------------------------- ---------------------------  --------------------------   -------------------------
                                     (a)                         (b)                            (c)
Equity compensation plans
approved by security holders          0                           --                             --

Equity compensation plans not
approved by security holders      1,850,000                      $.62                             0

Total                             1,850,000                      $.62                             0


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 11, 2003, the Park Slope Group, LLC ("LLC"), a single member limited liability company whose sole member is Addie Realty Properties, Inc. ("Addie"), which in turn is wholly owned by certain officers of the Company loaned the Company $2,500,000 maturing on December 11, 2005 and accruing interest at 12% per annum.

         Addie and the officers of the Company entered into this transaction in order to permit the Company to pay off its term loan with EGC, to pay down a portion of its revolving credit promissory note and agreement with ECG, and to restructure and amend its revolving credit agreement with EGC upon terms more favorable than those presently existing and available to the Company from EGC. Addie had transferred certain real property to the LLC. The LLC agreed to borrow $2,500,000, secured by a mortgage to Seaway Capital Corp. ("Seaway") under credit terms more favorable than those which could presently be obtained by Capital. The LLC had lended the net proceeds of its loan from Seaway to Capital. Addie and the officers also entered into an agreement with EGC to pay the net proceeds of the Seaway loan to EGC for the benefit of Capital to pay off its term loan with EGC, to pay down a portion of Capital's revolving credit promissory note and agreement with EGC, and to restructure and amend Capital's revolving credit agreement with EGC upon terms more favorable than those presently existing and available to Capital from EGC.

         As of December 16, 2005, the closing date of the Asset Sale, the above-referenced loans were paid in full.

Termination of Personal Guaranties and Release of Pledged Collateral

         In connection with a loan in the aggregate principal amount of $2.5 million provided to the Company by Seaway, each of Alex Mastrisciani, Daniel Mastrisciani, Michael Mastrisciani and Monty Mastrisciani pledged real property owned by them located in Brooklyn, New York as collateral for such loan. The security interest held by Seaway in such collateral was released on the closing date of the Asset Sale upon the repayment of the loan by the Company.

         In connection with a revolving line of credit provided by EGC to the Company, the Company pledged all of its assets as collateral for such loan. In addition, Carmine Stella, the Company's President, and Chief Executive Officer personally guaranteed the Company's obligations to Entrepreneur Capital. The guaranty provided by Mr. Stella terminated on the closing date of the Asset Sale upon repayment of the line of credit by the Company.

         Although the Company has no present intention of entering into any affiliated transactions, the Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof should be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

         With respect to the foregoing transactions, the Company believes that the terms of such transactions were as fair to the Company as could be obtained from an unrelated third party. Future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and/or disinterested members of the board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

         Consistent with the Audit Committee's responsibility for engaging our independent auditors, subsequent to January 1, 2005, all audit and permitted non-audit services require pre-approval by the Audit Committee. Subsequent to January 1, 2005, all services performed by the auditors will be pre-approved.

         During the fiscal years ended December 31, 2005 and 2004 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

         The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2005 and for the review of our quarterly reports on Form 10-Q for the same year totaled $34,000. The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2004 and for the review of our quarterly reports on Form 10-Q for the same year totaled $45,000.

Audit Related Fees

         There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2005 and 2004.

Financial Information Systems Design and Implementation Fees

         There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2005 and 2004.

Tax Fees

         There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2005 and 2004.

All Other Fees

         There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2005 and 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.
                                      Index

         Independent Registered Auditors' Report                     F - 2

         Consolidated Financial Statement

                  Consolidated Balance Sheets                        F - 3
                  Consolidated Statements of Operations              F - 4
                  Consolidated Statements of Stockholders' Equity    F - 5
                  Statements of Cash flows                           F - 6
                  Notes to Financial Statements                      F - 7 - 19

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

10.14 Employment Agreement, dated as of June 29, 2001, between Registrant and Michael Matrisiciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.15 Employment Agreement, dated as of June 29, 2001, between Registrant and Monty Matrisiciani. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.16 2003 Stock Option Plan (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31,
         2003)

10.17 Asset Purchase Agreement, dated as of September 15, 2005, between Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K dated September 15, 2005)

10.18 Sub-Distribution Agreement dated as of September 15, 2005 between the Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K dated September 15, 2005)

10.19 Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages Inc. and escrow agent.

10.20 Amendment to Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages Inc. and escrow agent.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of April, 2006.

                                                    CAPITAL BEVERAGE CORPORATION


                                      By: /s/ Carmine N. Stella
                                          --------------------------------------
                                          Carmine N. Stella
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                             Title                           Date
---------                             -----                           ----

/s/ Carmine N. Stella           Chief Executive Officer,
-----------------------         Presidend and Chairman of
Carmine N. Stella               the Board of Directors            April 17, 2006

/s/ Carol Russell               Secretary, Treasurer
-----------------------         and Director                      April 17, 2006
Carol Russell

/s/ Joseph Luzzi                Director                          April 17, 2006
----------------------
Joseph Luzzi

/s/ Michael Mtrisciani          Director                          April 17, 2006
----------------------
Michael Matrisciani

/s/ Daniel Matrisciani          Director                          April 17, 2006
----------------------
Daniel Matrisciani

/s/ Vito Cardinale              Director                          April 17, 2006
----------------------
Vito Cardinale

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                      INDEX
                                                              Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC
     ACCOUNTING FIRM                                             F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                             F - 3

       Statements of Operations                                  F - 4

       Statements of Stockholders' Equity                        F - 5

       Statements of Cash Flows                                  F - 6

       Notes to Financial Statements                             F - 7 to F - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary
Brooklyn, NY

We have audited the accompanying balance sheet of Capital Beverage Corporation and Subsidiary as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
April 14, 2006

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               December 31,
                                                                      -----------------------------------
                                                                            2005               2004
                                                                      ----------------   ----------------
CURRENT ASSETS:
     Cash                                                             $       131,738    $        96,220
     Restricted cash                                                        2,013,600                  -
     Other receivable - current portion                                        54,213                  -
                                                                      ----------------   ----------------
         TOTAL CURRENT ASSETS                                               2,199,551             96,220

RESTRICTED CASH                                                               500,000                  -

ASSETS FROM DISCONTINUED OPERATIONS                                                 -          4,413,869

OTHER ASSETS                                                                   65,984             11,771
                                                                      ----------------   ----------------

                                                                      $     2,765,535    $     4,521,860
                                                                      ================   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Cash overdraft                                                   $           681    $       367,424
     Accounts payable                                                       1,531,794          2,846,455
     Accrued expenses and taxes                                               839,221            117,328
     Current portion of capital lease obligations                              53,404             12,716
                                                                      ----------------   ----------------
         TOTAL CURRENT LIABILITIES                                          2,425,100          3,343,923
                                                                      ----------------   ----------------

CAPITAL LEASE OBLIGATIONS                                                           -             56,204

LIABILITIES FROM DISCONTINUED OPERATIONS                                            -          4,630,999

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no shares issued and outstanding                              -                  -
     Common stock, $.001 par value; authorized 20,000,000 shares;
         issued and outstanding 3,792,045 shares                                3,793              3,793
     Additional paid-in capital                                             5,986,249          5,986,249
     Accumulated deficit                                                   (5,649,607)        (9,499,308)
                                                                      ----------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 340,435         (3,509,266)
                                                                      ----------------   ----------------
                                                                      $     2,765,535    $     4,521,860
                                                                      ================   ================


                 See notes to consolidated financial statements.


                                                CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended December 31,
                                                         ---------------------------------------------------------------
                                                                2005                   2004                   2003
                                                         ------------------     ------------------     -----------------

REVENUES                                                $                -     $                -     $               -
                                                         ------------------     ------------------     -----------------
COSTS AND EXPENSES:
      General and administrative                                   817,248                387,306               437,872
      Non-cash compensation                                              -                 91,724                98,276
                                                         ------------------     ------------------     -----------------
                                                                   817,248                479,030               536,148
                                                         ------------------     ------------------     -----------------
LOSS FROM CONTINUING OPERATIONS                                   (817,248)              (479,030)             (536,148)

DISCONTINUED OPERATIONS:
      Interest expense                                            (702,848)              (738,812)             (543,136)
      Gain on sale of distribution rights                        8,235,907                      -                     -
      (Loss) gain from discontinued operations                  (2,866,110)            (3,059,071)            1,103,455
                                                         ------------------     ------------------     -----------------
NET INCOME (LOSS)                                       $        3,849,701     $       (4,276,913)    $          24,171
                                                         ==================     ==================     =================

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS
      Basic                                             $            (0.22)    $            (0.13)    $           (0.14)
                                                         ==================     ==================     =================
      Diluted                                           $            (0.22)    $            (0.13)    $           (0.14)
                                                         ==================     ==================     =================
NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS
      Basic                                             $             1.23     $            (1.00)    $            0.15
                                                         ==================     ==================     =================
      Diluted                                           $             1.23     $            (1.00)    $            0.15
                                                         ==================     ==================     =================
NET INCOME (LOSS) PER SHARE
      Basic                                             $             1.02     $            (1.13)    $            0.01
                                                         ==================     ==================     =================
      Diluted                                           $             1.02     $            (1.13)    $            0.01
                                                         ==================     ==================     =================
WEIGHTED AVERAGE NUMBER OF SHARES:
      Basic                                                      3,792,045              3,792,045             3,792,045
                                                         ==================     ==================     =================
      Diluted                                                    3,792,045              3,792,045             3,802,045
                                                         ==================     ==================     =================


                                                 See notes to consolidated financial statements.


                                                  CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                            Preferred Stock         Common Stock       Additional                                       Total
                            ---------------    -------------------      Paid-In       Deferred       Accumulated     Stockholders'
                            Shares   Amount      Shares     Amount      Capital     Compensation       Deficit     Equity (Deficit)
                            ------   ------    ----------  --------   ------------  ------------   --------------  ----------------
Balance December 31, 2002       -    $   -     3,792,045   $ 3,793    $ 5,796,249   $         -    $  (5,246,566) $        553,476

 Issuance of warrants for       -        -             -         -        190,000      (190,000)               -                 -
 services

 Amortization of deferred       -        -             -         -              -        98,276                -            98,276
 compensation

 Net income                     -        -             -         -              -             -           24,171            24,171
                            ------   ------    ----------  --------   ------------  ------------   --------------  ----------------
Balance December 31, 2003       -        -      3,792,045    3,793      5,986,249       (91,724)      (5,222,395)          675,923

 Amortization of deferred
 compensation                   -        -              -        -              -        91,724                -            91,724

 Net loss                       -        -              -        -              -             -       (4,276,913)       (4,276,913)
                            ------   ------    ----------  --------   ------------  ------------   --------------  ----------------
Balance December 31, 2004       -        -      3,792,045    3,793      5,986,249             -       (9,499,308)       (3,509,266)

 Net income                     -        -              -        -              -             -        3,849,701         3,849,701
                            ------   ------    ----------  --------   ------------  ------------   --------------  ----------------
Balance December 31, 2005       -    $   -      3,792,045  $  3,793   $ 5,986,249   $         -    $  (5,649,607)  $       340,435
                            ======   ======    ==========  ========   ============  ============   ==============  ================




                                                       See notes to consolidated financial statements.

                                                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                                                               STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                                   2005                   2004                   2003
                                                            ------------------     -------------------    -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss from continuing operations                        $        (817,248)     $         (479,030)    $         (536,148)
                                                            ------------------     -------------------    -------------------

 Adjustments to reconcile net loss from
  continuing operations to net cash provided
  by (used in) operating activities:
  Non-cash compensation                                                     -                  91,724                 98,276
 Changes in discontinued operations:
  Depreciation and amortization                                             -                 151,851                 66,991
  Impairment of distribution license                                        -               3,336,744                      -
  Interest expense                                                   (702,848)               (738,812)              (543,136)
  Gain on sale of distribution rights                               8,235,907                       -                      -
  (Loss) gain from discontinued operations                         (2,866,110)             (3,059,071)             1,103,455
 Changes in discontinued assets and liabilities:
  Assets from discontinued operations                               4,413,869                       -                      -
  Liabilities from discontinued operations                         (4,630,999)                      -                      -
  Accounts receivable                                                       -                (148,650)               (69,142)
  Inventories                                                               -                 269,650                 18,592
  Prepaid expenses                                                          -                  20,798               (161,780)
  Other assets                                                              -                 (76,835)              (163,344)
  Purchase of distribution license                                          -                       -                (44,000)
  Capital expenditures                                                      -                 (15,332)               (34,067)
  Revolving loans                                                           -                 125,171                (86,694)
  Payments of notes payable                                                 -                 (95,933)                     -
  Proceeds from loan payable                                                -                       -              2,500,000
  Payments of long-term debt                                                -                       -             (2,283,827)
 Changes in assets and liabilities:
  Other receivable                                                   (108,426)                      -                      -
  Accounts payable and accrued expenses                              (592,768)                179,151                269,834
                                                            ------------------     -------------------    -------------------
   Total adjustments                                                3,748,624                  40,456                671,158
                                                            ------------------     -------------------    -------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 2,931,376                (438,574)               135,010
                                                            ------------------     -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                     (366,743)                367,424                      -
  Principal payments of capital lease obligations                     (15,515)                (21,906)               (15,976)
  Payment of accrued dividends on preferred stock                           -                       -                (50,000)
                                                            ------------------     -------------------    -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (382,258)                345,518                (65,976)
                                                            ------------------     -------------------    -------------------

INCREASE (DECREASE) IN CASH                                         2,549,118                 (93,056)                69,034

CASH - BEGINNING OF YEAR                                               96,220                 189,276                120,242
                                                            ------------------     -------------------    -------------------

CASH - END OF YEAR                                          $       2,645,338      $           96,220    $           189,276
                                                            ==================     ===================   ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest                                    $         703,488      $          688,812    $           543,136
                                                            ==================     ===================   ====================


                                                   See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

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

         As of September 15, 2005, the Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Oak Beverages, Inc., a New York corporation ("Oak"), pursuant to which the Company agreed to sell, and Oak agreed to purchase (the "Asset Sale"), the Company's exclusive distribution rights for the Pabst brands, Pittsburgh brands and Ballantine brands (the "Assets"). The Asset Purchase Agreement contained customary representations and warranties, conditions to closing (including shareholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the "Information Statement") to its stockholders), and termination and indemnification provisions. On December 16, 2005, the Company closed the sale of the Assets to Oak.

         The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds in the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of our liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs. In event of such dissolution, the residual proceeds of the sale of the Assets would become part of a pool of assets governed by the plan of dissolution. Alternatively, management may elect to invest the net proceeds from the sale of the Assets in assets or operations acquired by the Company. In such an event, no assets will be distributed to the stockholders.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,649,607 at December 31, 2005 and, as of that date, a working capital deficiency of $225,549. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options excluded in the computation amounted to 1,850,000 at December 31, 2005, 2004 and 2003.

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

         In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

4.       SALE OF DISTRIBUTION RIGHTS

         As of September 15, 2005, the Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Oak Beverages, Inc., a New York corporation ("Oak"), pursuant to which the Company agreed to sell, and Oak agreed to purchase (the "Asset Sale"), the Company's exclusive distribution rights for the Pabst brands, Pittsburgh brands and Ballantine brands (the "Assets"). The Asset Purchase Agreement contained customary representations and warranties, conditions to closing (including shareholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the "Information Statement") to its stockholders), and termination and indemnification provisions.

         Immediately following the execution of the Agreement, certain stockholders (the "Approving Stockholders") of the Company holding an aggregate of 1,900,000 shares of the Company's common stock, representing 50.1% of the shares outstanding, signed a written consent of stockholders approving the Asset Purchase Agreement and the exhibits and schedules thereto as well as the transactions contemplated thereby. The Approving Stockholders were Carmine N. Stella, the Company's President, Chief Executive Officer and Chairman of the Board, Anthony Stella, the Company's then Vice President of Sales and Marketing (and the brother of Carmine Stella), Michael Matrisciani, a director of the Company, Daniel Matrisciani, the Company's then Vice President of Operations and a director, Alex Matrisciani and Monty Matrisciani (each of whom are the brothers of Michael and Daniel Matrisciani).

         The Company and Oak also entered into a Sub-Distribution Agreement dated as of September 15, 2005 (the "Sub-Distribution Agreement"), pursuant to which Oak became a Company sub-distributor of certain Pabst beers and malt beverages (the "Products"). The Sub-Distribution Agreement became effective when the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission. Under the terms of the Sub-Distribution Agreement, Oak had the right to distribute the Products to customers located in Brooklyn, Queens, Staten Island, Manhattan and the Bronx (the "Territory"), and in exchange for such rights, Oak was required to pay Pabst directly for its Product purchases and, during the first 45 days following the effective date of the Agreement (the "45-Day Period"), Oak was required to pay to Capital the following amounts for Products received by Oak:
         (x) $.50 for each case of Products and (y) $2.00 for each barrel of Products. The purchase price paid by Oak to Capital in connection with the closing of the transactions contemplated by the Asset Purchase Agreement was reduced by an amount equal to the sum of: (i) $.25 for each case of Products purchased by Oak and sold by Oak to customers in the Territory, plus (ii) $.50 for each case of Products purchased by Oak but not sold to such customers, plus (iii) $1.00 for each barrel of Products purchased by Oak and sold by Oak to customers in the Territory, plus (iv) $2.00 for each barrel of Products purchased by Oak but not sold to such customers, all determined during the 45-Day Period.

         Prior to the closing of the transaction, the Asset Purchase Agreement and sale of Assets to Oak were approved unanimously by the Company's Board of Directors and the terms of the transaction were submitted for stockholder approval. As permitted by Delaware law and the Company's Certificate of Incorporation, the Company received a written consent from the majority Approving Stockholders of the Company approving the Asset Purchase Agreement and the related Asset Sale. An Information Statement was furnished for the purposes of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of the Asset Sale before it was consummated.

         As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000.00), of which One Million Five Hundred Thousand Dollars ($1,500,000.00), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, for at least 18 months for post closing indemnification claims which may be asserted by Oak (the "Escrow"). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes.

         Summary of closing of sale:

         Purchase price                              $              9,300,000
                                                     -------------------------
         Sub-Distribution credit                                    42,374.91
         Payments to primary creditors                           5,944,402.25
         Primary creditor escrow                                   321,964.93
         Secondary creditor escrow (1)                           1,012,960.29
         General escrow deposit (2)                              1,500,000.00
         Deposit to Capital                                        478,297.62
                                                     -------------------------
         Total                                       $              9,300,000
                                                     =========================

     (1) As of April 11, 2006, approximately Seven Hundred Eight Thousand Sixty Dollars ($708,060) has been released from Escrow and has been used to pay outstanding liabilities of the Company. The balance will be held in the escrow account in order to pay creditors for two years at which point any remaining funds will be kept by Capital.

     (2) Will be released in three traunches of $500,000, on July 16, 2006, December 16, 2006 and June 16, 2007.

          Gain on the sale:

          Purchase price less sub-distribution credit       $        9,257,625
          Carrying value                                             1,021,718
                                                            --------------------
          Gain on sale                                      $        8,235,907
                                                            ====================

5.       DISCONTINUED OPERATIONS

         The Company's sale of its Distribution License has been accounted of under the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the assets and liabilities associated with the discontinued operations of the Company have been classified as Assets or Liabilities from discontinued operations on the accompanying 2004 balance sheet, while the results of operations have been presented as discontinued operations for all periods presented.

         The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at December 31, 2004, are as follows:

         Accounts receivable                             $         698,792
         Inventories                                             2,097,338
         Other current assets                                      147,905
         Property and equipment                                    127,765
         Distribution license                                    1,065,718
         Other assets                                              276,351
                                                         ------------------
         Assets from discontinued operations             $       4,413,869
                                                         ==================


         Revolving loans                                 $       2,007,356
         Loan payable                                            2,500,000
         Long-term debt                                            123,643
                                                         ------------------
         Liabilities from discontinued operations        $       4,630,999
                                                         ==================

6.       OTHER RECEIVABLE

         On October 21, 2005 the Company signed a Stipulation of Settlement with Blue Ox Distributors, LLC (Blue Ox), where as Blue Ox has agreed to pay the Company as further consideration for the termination of the Exclusive United States Distribution Agreement in the amount of $100,000 plus interest of $8,425.93. Blue Ox will pay Capital $6,023.66 per month beginning April 1, 2006 until the balance is paid in full. The Company classified $54,213 of this balance as current and the remaining as long-term.

7.       INCOME TAXES

         At December 31, 2005 the Company had a net operating loss carryover of $335,000 available as offsets against future taxable income, if any, which expire at various dates through 2025. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset.

         The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):


                                                                                   Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                                     2005                   2004                   2003
                                                              -------------------     ------------------    ------------------
         Expected income tax (benefit)                        $        1,389,000      $      (1,497,000)    $          10,000
         State tax expense (benefit), net of Federal
         effect                                                          198,000               (214,000)                    -
         Impairment of distribution license                                    -              1,335,000                     -
         Deferred compensation                                                 -                 37,000                     -
         Utilization of net operating
         loss
         carryforward                                                 (1,656,000)                     -              (10,000)
         Other permanent differences                                     100,000                 36,000                     -
         Alternative minimum tax                                          85,000                      -                     -
         Other                                                           (31,000)                     -                     -
         Increase in valuation allowance                                       -                303,000                     -
                                                              -------------------     ------------------    ------------------
                                                              $           85,000      $               -                     -
                                                              ===================     ==================    ==================

   The following is a schedule of the Company's net deferred tax assets as of:


                                                     December 31,
                                           -------------------------------
                                                2005              2004
                                           --------------   --------------

         Net operating loss carryforward   $     134,000    $   1,746,000
         Alternative minimum tax                  85,000                -
         Allowance for doubtful accounts               -           24,000
         Other                                         -           20,000
         Valuation allowance                    (219,000)      (1,790,000)
                                           --------------   --------------
         Net deferred tax asset            $           -    $           -
                                           ==============   ==============

8.       CONCENTRATION OF CREDIT RISK

         The Company maintains its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

9.       CONSULTING AGREEMENT

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

10.      STOCK OPTIONS AND WARRANTS

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

                                                                     2003
                                                                  ----------
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

         The Company's pro forma information is as follows for the years ended December 31, 2003, December 31, 2005 and 2004 have been excluded since no options were issued during the year (in thousands, except per share amounts):

                                              December 31, 2003
                                         -------------------------------
                                                            Pro
                                          Reported         Forma
                                         ----------      --------
         Net income (loss)                $     24       $  (511)
         Income (loss) per Share:
         -Basic and Diluted                   0.01         (0.15)

       A summary of the Company's stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share amounts):


                                                                     Weighted
                                                                     Average
                                                     Shares       Exercise Price
                                                   ---------      --------------
 Outstanding at December 31, 2002                       350       $        2.00
      Granted                                         1,500                0.23
      Exercised                                           -                   -
      Cancelled                                           -                   -
                                                   ---------      --------------
 Outstanding at December 31, 2003                     1,850       $        0.62
      Granted                                             -                   -
      Exercised                                           -                   -
      Cancelled                                           -                   -
                                                   ---------      --------------
 Outstanding as December 31, 2004                     1,850       $        0.62

      Granted                                             -                   -
      Exercised                                           -                   -
      Cancelled                                           -                   -

 Outstanding as December 31, 2005                     1,850       $        0.62
                                                   =========      ==============

       A summary of options outstanding and exercisable at December 31, 2005 is as follows (in thousands, except per share amounts):


                                                Options Outstanding                           Options Exercisable
                                   ---------------------------------------------- ---------------------------------------
                                                 Weighted Weighted
                                                   Average Average
              Range of                             Remaining Life      Exercise          Range of
           Exercise Prices            Options        (in years)         Price          Exercise Prices        Options
  -----------------------------    ------------ ------------------  -------------  ---------------------  ---------------
     December  31, 2005
              $0.23  -  $3.50          1,850                8             $0.62       $0.23 - $3.50            1,850
     December  31, 2004
               $0.23  -  $3.50         1,850                9             $0.62       $0.23 - $3.50            1,850
     December 31, 2003
               $0.23  -  $3.50         1,850               10             $0.62       $0.23 - $3.50            1,850

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


                                                               Weighted Average
                                              Warrants          Exercise Price
                                            ------------       ----------------
  Outstanding at December 31, 2002                1,659                 $6.25
    Granted                                       1,000                  1.00
    Exercised                                         -                     -
    Cancelled                                         -                     -
                                            ------------          ------------
 Outstanding at December 31, 2003                 2,659                  4.28
    Granted                                           -                     -
    Exercised                                         -                     -
    Cancelled                                     1,659                 $6.25
                                            ------------          ------------
Outstanding as December 31, 2004                  1,000                 $1.00
    Granted                                           -                     -
    Exercised                                         -                     -
    Expired                                           -                     -
                                            ------------          ------------
Outstanding as December 31, 2005                  1,000                 $1.00
                                            ============          ============

Note 11 - Selected Quarterly Financial Data - (UNAUDITED)

Year Ended December 31, 2005:                 December 31         September 30         June 30           March 31

Continuing operations:
     Net revenues                             $         -          $       -          $        -         $         -
     Gross profit                             $         -          $       -          $        -         $         -
     Loss from continuing                     $  (150,042)         $ (210,069)        $ (240,102)        $  (217,035)
     operations
Discontinued operations:
     Net revenues                             $ 1,045,645          $ 4,378,898        $ 4,979,838        $ 5,084,278
     Gross profit                             $   470,942          $   950,342        $ 1,157,067        $ 1,345,676
     Income (loss) from discontinued          $ 6,005,110          $  (518,452)       $  (486,634)       $  (333,075)
     operations
Net Income (loss)                             $ 5,855,068          $  (728,521)       $  (726,736)       $  (550,110)

Year Ended December 31, 2004:                 December 31         September 30         June 30           March 31

Continuing operations:
     Net revenues                             $         -         $         -         $         -         $        -
     Gross profit                             $         -         $         -         $         -         $        -
     Loss from continuing                     $  (129,338)        $  (110,177)        $  (124,548)        $ (114,967)
     operations
Discontinued operations:
     Net revenues                             $  6,337,999        $  7,043,376        $ 6,483,836         $ 7,749,854
     Gross profit                             $  1,368,575        $  1,959,491        $ 1,966,489         $ 1,904,174
     Income (loss) from discontinued          $ (3,986,084)       $    132,788        $    85,689         $   (30,276)
     operations
Net Income (loss)                             $ (4,115,422)       $     22,611        $   (38,859)        $  (145,243)
