Form 10-Q
period 2006-03-31
CAPITAL BEVERAGE CORP
filed 2006-05-15
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________


                         Commission File Number: 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)


                      Delaware                                13-3878747
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)              Identification No.)

         120 Rio Vista Drive, Norwood, New Jersey              07648
         (Address of principal executive offices)            (Zip Code)

                                 (201) 679-6752
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                               ___________________

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

Yes [X]   No [ ]


The number of shares of common stock, $.001 par value, outstanding as of May 15, 2006 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                           Page
PART I  - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets.....................................4
           Consolidated Statements of Operations...........................5
           Consolidated Statements of Cash Flows...........................6
           Notes to Condensed Consolidated Financial Statements............7
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................11
Item 3.    Quantitative and Qualitative Disclosures About Market Risks.....12
Item 4.    Controls and Procedures.........................................12

PART II - OTHER INFORMATION
Item 1.  - Legal Proceedings...............................................13
Item 1A. - Risk Factors....................................................13
Item 2   - Unregistered Sales of Equity Securities and Use of  Proceeds....13
Item 3   - Defaults Upon Senior Securities.................................13
Item 4   - Submission of Matters to Vote of Securities Holders.............13
Item 5   - Other Information...............................................13
Item 6.  - Exhibits and Reports on Form 8-K................................13
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements




                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 March 31,        December 31,
                                                                   2006               2005
                                                            ----------------    ---------------
                                                               (Unaudited)
CURRENT ASSETS:
     Cash                                                   $       239,526     $      131,738
     Restricted cash                                              1,310,869          2,013,600
     Other receivable - current portion                              72,284             54,213
                                                            ----------------    ---------------
         TOTAL CURRENT ASSETS                                     1,622,679          2,199,551

RESTRICTED CASH                                                     500,000            500,000

OTHER ASSETS                                                         47,913             65,984
                                                            ----------------    ---------------
                                                            $     2,170,592     $    2,765,535
                                                            ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                                         $             -     $          681
     Accounts payable                                             1,746,836          1,531,794
     Accrued expenses and taxes                                      36,839            754,221
     Federal tax payable                                             60,000             85,000
     Capital lease obligations                                       53,404             53,404
                                                            ----------------    ---------------
         TOTAL CURRENT LIABILITIES                                1,897,079          2,425,100
                                                            ----------------    ---------------
STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued and outstanding                    -                  -
     Common stock, $.001 par value; authorized 20,000,000
         shares; issued and outstanding 3,792,045 shares              3,793              3,793
     Additional paid-in capital                                   5,986,249          5,986,249
     Accumulated deficit                                         (5,716,529)        (5,649,607)
                                                            ----------------    ---------------
         TOTAL STOCKHOLDERS' EQUITY                                 273,513            340,435
                                                            ----------------    ---------------

                                                            $     2,170,592     $    2,765,535
                                                            ================    ===============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Three Months Ended March 31,
                                                 ------------------------------------
                                                       2006                2005
                                                 ----------------   -----------------
                                                     (Unaudited)      (Unaudited)
REVENUES                                         $             -    $              -
                                                 ----------------   -----------------

COSTS AND EXPENSES:
     General and administrative                           66,923             228,895
                                                 ----------------   -----------------
                                                          66,923             228,895
                                                 ----------------   -----------------

LOSS FROM CONTINUING OPERATIONS                          (66,923)           (228,895)

DISCONTINUED OPERATIONS:
     Interest expense                                          -            (202,499)
     Loss from discontinued operations                         -            (118,716)
                                                 ----------------   -----------------

NET LOSS                                         $       (66,923)   $       (550,110)
                                                 ================   =================

NETLOSS PER SHARE - CONTINUING OPERATIONS
     Basic                                       $         (0.02)   $          (0.06)
                                                 ================   =================
     Diluted                                     $         (0.02)   $          (0.06)
                                                 ================   =================

NET LOSS PER SHARE - DISCONTINUED OPERATIONS
     Basic                                       $             -    $          (0.08)
                                                 ================   =================
     Diluted                                     $             -    $          (0.08)
                                                 ================   =================

NET LOSS PER SHARE
     Basic                                       $         (0.02)   $          (0.15)
                                                 ================   =================
     Diluted                                     $         (0.02)   $          (0.15)
                                                 ================   =================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic                                             3,792,045           3,792,045
                                                 ================   =================
     Diluted                                           3,792,045           3,792,045
                                                 ================   =================






                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended March 31,
                                                              ------------------------------------
                                                                   2006                2005
                                                              ----------------   -----------------
                                                                (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from continuing operations                      $       (66,923)   $       (228,895)
                                                              ----------------   -----------------
     Adjustments to reconcile net loss from continuing
        operations to net cash used in operating activities:
     Changes in discontinued operations:
        Loss from discontinued operations                                   -            (321,215)
        Depreciation and amortization                                       -              37,570
     Changes in discontinued assets and liabilities:
        Accounts receivable                                                 -              84,032
        Inventories                                                         -            (188,223)
        Prepaid expenses                                                    -             (75,109)
        Other assets                                                        -              92,829
        Deposits payable                                                    -             (15,000)
        Revolving loans                                                     -            (394,428)
        Proceeds from loan payable                                          -             350,531
        Payments of long-term debt                                          -             (18,276)
     Changes in assets and liabilities:
        Accounts payable                                              215,042             647,313
        Accrued expenses and taxes                                   (717,381)                  -
        Federal tax payable                                           (25,000)                  -
                                                              ----------------   -----------------

           Total adjustments                                         (527,339)            200,024
                                                              ----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                (594,262)            (28,871)
                                                              ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                      (681)            106,847
     Principal payments of capital lease obligations                        -              (3,816)
                                                              ----------------   -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                (681)            103,031
                                                              ----------------   -----------------

INCREASE (DECREASE) IN CASH                                          (594,943)             74,160

CASH - BEGINNING OF PERIOD                                          2,645,338              96,220
                                                              ----------------   -----------------

CASH - END OF PERIOD                                          $     2,050,395    $        170,380
                                                              ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                $             -    $        157,339
                                                              ================   =================

        Cash paid for taxes                                   $        25,000    $              -
                                                              ================   =================



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

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

         The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds at the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of our liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs. In event of such dissolution, the residual proceeds of the sale of the Assets would become part of a pool of assets governed by the plan of dissolution. Alternatively, management may elect to invest the net proceeds from the sale of the Assets in assets or operations acquired by the Company. In such an event, no assets will be distributed to the stockholders.

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,716,529 at March 31, 2006 and, as of that date, a working capital deficiency of $274,400. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options excluded in the computation amounted to 1,850,000 at March 31, 2006.

         New Accounting Pronouncements - In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and
         140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

5.       DISCONTINUED OPERATIONS

         The Company's sale of its Distribution License has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

6.       OTHER RECEIVABLE

         On October 21, 2005 the Company signed a Stipulation of Settlement with Blue Ox Distributors, LLC (Blue Ox), where as Blue Ox has agreed to pay the Company as further consideration for the termination of the Exclusive United States Distribution Agreement in the amount of $100,000 plus interest of $8,425.93. Blue Ox will pay Capital $6,023.66 per month beginning April 1, 2006 until the balance is paid in full. The Company classified $72,284 of this balance as current and the remaining as long-term.

     7.  INCOME TAXES

         At December 31, 2005 the Company had a net operating loss carryover of $335,000 available as offsets against future taxable income, if any, which expire at various dates through 2025. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset. At December 31, 2005, the Company recorded an income tax provision of $85,000 resulting from the alternative minimum taxes. The Company paid $25,000 during the three months ended March 31, 2006, decreasing the liability to $60,000.

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

                Special Note Regarding Forward-Looking Statements


         This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other risks identified in our Form 10-K for the year ended December 31, 2005 and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

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

         The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds at the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of our liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs.

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

RESULTS OF OPERATIONS

         The Company had no revenue from operations for the three months ended March 31, 2006. The revenues for the same period in 2005 have been reclassed to discontinued operations.

         General and administrative expenses for the three months ended March 31, 2006 was $66,923, which consisted mostly of professional fees and salary to our only remaining employee.

         At March 31, 2006 and December 31, 2005, respectively, we had a working capital deficit of $(274,400) and $(225,549), respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         All of the Company's indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

Item 4. Controls and Procedures

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds - None

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



Date:         May 15, 2006                 CAPITAL BEVERAGE CORPORATION
                                                    (Registrant)



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