Form 10-Q
period 2006-06-30
CAPITAL BEVERAGE CORP
filed 2006-08-14
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006

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

The number of shares common stock, $.001 par value, outstanding as of August 14, 2006 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets.......................................3
           Consolidated Statements of Operations.............................4
           Consolidated Statements of Cash Flows.............................5
           Notes to Consolidated Financial Statements........................6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................10
Item 3.    Quantitative and Qualitative Disclosures About Market Risks......11
Item 4.    Controls and Procedures..........................................11

PART II - OTHER INFORMATION
Item 1.  - Legal Proceedings................................................12
Item 1A. - Risk Factors.....................................................12
Item 2   - Unregistered Sales of Equity Securities and Use of  Proceeds.....12
Item 3   - Defaults Upon Senior Securities..................................12
Item 4   - Submission of Matters to Vote of Securities Holders..............12
Item 5   - Other Information................................................12
Item 6.  - Exhibits and Reports on Form 8-K.................................12

Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                June 30,          December 31,
                                                  2006                2005
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT ASSETS:
   Cash                                      $        21,540     $      131,738
   Restricted cash                                 1,367,051          2,013,600
   Other receivable - current portion                      -             54,213
                                             ----------------    ---------------
       TOTAL CURRENT ASSETS                        1,388,591          2,199,551

RESTRICTED CASH                                            -            500,000

OTHER ASSETS                                          11,771             65,984
                                             ----------------    ---------------

                                             $     1,400,362     $    2,765,535
                                             ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash overdraft                            $             -     $          681
   Accounts payable                                1,154,789          1,531,794
   Accrued expenses and taxes                         23,685            754,221
   Federal tax payable                                60,000             85,000
   Capital lease obligations                          53,404             53,404
                                             ----------------    ---------------
       TOTAL CURRENT LIABILITIES                   1,291,878          2,425,100
                                             ----------------    ---------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no shares issued and
   outstanding                                             -                  -
   Common stock, $.001 par value; authorized
   20,000,000 shares; issued and outstanding
   3,792,045 shares                                    3,793              3,793
   Additional paid-in capital                      5,986,249          5,986,249
   Accumulated deficit                            (5,881,557)        (5,649,607)
                                             ----------------    ---------------
       TOTAL STOCKHOLDERS' EQUITY                    108,485            340,435
                                             ----------------    ---------------

                                             $     1,400,362     $    2,765,535
                                             ================    ===============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                               -------------------------------   ------------------------------
                                                    2006             2005             2006            2005
                                               --------------   --------------   -------------   --------------
                                                 (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)

REVENUES                                       $           -    $           -    $          -    $           -
                                               --------------   --------------   -------------   --------------

COSTS AND EXPENSES:
    General and administrative                        56,601          235,968         123,524          464,863
    Bad debt reserve                                 108,426                -         108,426                -
                                               --------------   --------------   -------------   --------------
                                                     165,027          235,968         231,950          464,863
                                               --------------   --------------   -------------   --------------

LOSS FROM CONTINUING OPERATIONS                     (165,027)        (235,968)       (231,950)        (464,863)

DISCONTINUED OPERATIONS:
    Interest expense                                       -         (202,503)              -         (405,002)
    Loss from discontinued operations                      -         (288,265)              -         (406,981)
                                               --------------   --------------   -------------   --------------

NET LOSS                                       $    (165,027)   $    (726,736)   $   (231,950)   $   1,276,846)
                                               ==============   ==============   =============   ==============

NETLOSS PER SHARE - CONTINUING OPERATIONS
    Basic                                      $       (0.04)   $       (0.06)   $      (0.06)   $       (0.12)
                                               ==============   ==============   =============   ==============
    Diluted                                    $       (0.04)   $       (0.06)   $      (0.06)   $       (0.12)
                                               ==============   ==============   =============   ==============

NET LOSS PER SHARE - DISCONTINUED OPERATIONS
    Basic                                      $           -    $       (0.13)   $          -    $       (0.21)
                                               ==============   ==============   =============   ==============
    Diluted                                    $           -    $       (0.13)   $          -    $       (0.21)
                                               ==============   ==============   =============   ==============

NET LOSS PER SHARE
    Basic                                      $       (0.04)   $       (0.19)   $      (0.06)   $       (0.34)
                                               ==============   ==============   =============   ==============
    Diluted                                    $       (0.04)   $       (0.19)   $      (0.06)   $       (0.34)
                                               ==============   ==============   =============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic                                          3,792,045        3,792,045       3,792,045        3,792,045
                                               ==============   ==============   =============   ==============
    Diluted                                        3,792,045        3,792,045       3,792,045        3,792,045
                                               ==============   ==============   =============   ==============

                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended June 30,
                                                             ------------------------------------
                                                                   2006                2005
                                                             ----------------   -----------------
                                                                 (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from continuing operations                     $      (231,950)   $       (464,863)
                                                             ----------------   -----------------
     Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities:
           Bad debt reserve                                          108,426                   -
     Changes in discontinued operations:
        Loss from discontinued operations                                  -            (811,983)
        Depreciation and amortization                                      -              75,139
     Changes in discontinued assets and liabilities:
        Accounts receivable                                                -             281,553
        Inventories                                                        -             634,069
        Prepaid expenses                                                   -                 213
        Other assets                                                       -             163,539
        Deposits payable                                                   -              15,000
        Revolving loans                                                    -            (865,176)
        Proceeds from loan payable                                         -             350,531
        Payments of long-term debt                                         -             (13,643)
     Changes in assets and liabilities:
        Accounts payable                                            (377,005)            947,370
        Accrued expenses and taxes                                  (730,536)                  -
        Federal tax payable                                          (25,000)                  -
                                                             ----------------   -----------------
           Total adjustments                                      (1,024,115)            776,612
                                                             ----------------   -----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (1,256,066)            311,749
                                                             ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                     (681)           (278,171)
     Principal payments of capital lease obligations                       -              (9,754)
                                                             ----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                   (681)           (287,925)
                                                             ----------------   -----------------

INCREASE (DECREASE) IN CASH                                       (1,256,066)             23,824

CASH - BEGINNING OF PERIOD                                         2,645,338              96,220
                                                             ----------------   -----------------

CASH - END OF PERIOD                                         $     1,388,591    $        120,044
                                                             ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                               $             -    $        347,220
                                                             ================   =================
        Cash paid for taxes                                  $        25,000    $              -
                                                             ================   =================



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,881,557 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options excluded in the computation amounted to 1,850,000 at June 30, 2006.

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

6.       OTHER RECEIVABLE

         On October 21, 2005 the Company signed a Stipulation of Settlement with Blue Ox Distributors, LLC (Blue Ox), where as Blue Ox has agreed to pay the Company as further consideration for the termination of the Exclusive United States Distribution Agreement in the amount of $100,000 plus interest of $8,425.93. Blue Ox will pay Capital $6,023.66 per month beginning April 1, 2006 until the balance is paid in full. As of August 2006, the Company hasn't received any payments and has decided to reserve 100% of the receivable as of June 30, 2006.

     7.  INCOME TAXES

         At December 31, 2005 the Company had a net operating loss carryover of $335,000 available as offsets against future taxable income, if any, which expire at various dates through 2025. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset. At December 31, 2005, the Company recorded an income tax provision of $85,000 resulting from the alternative minimum taxes. The Company paid $25,000 decreasing the liability to $60,000 as of June 30, 2006.

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


         MANAGEMENT DISCUSSION AND ANALYSIS


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

RESULTS OF OPERATIONS

         We had no revenue from operations for the six months ended June 30, 2006. Our revenues for the same period in 2005 have been reclassified to discontinued operations.

         General and administrative expenses for the six months ended June 30, 2006 was $123,524, which consisted mostly of professional fees and salary to our only remaining employee.

         Bad debt reserve in the amount of $108,426 resulted in our decision to reserve 100% of the Blue Ox receivable due to non-payment from Blue Ox.

         At March 31, 2006 and December 31, 2005, respectively, we had a working capital and a working capital deficit of $96,713 and $(225,549), respectively.


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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

                  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was recently named as a defendant in an action commenced in Supreme Court, Kings County captioned F&V Distribution Company LLC v. Capital Beverage Corp. and GE Capital Corp. The complaint alleges that the Company and GE Capital Corp. ("GE Capital"), have constructively abandoned certain equipment leased by the Company from GE Capital and seeks a declaratory judgment stating that neither the Company nor GE Capital have any further ownership interest in the equipment and that F&V Distribution Company LLC may remove and dispose of the equipment. GE Capital has filed cross-claims in this case against the Company for breach of the subject lease. Settlement negotiations are underway in this matter and it is anticipated that this matter will be amicably resolved in the near future.

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

(b)      Reports on Form 8-K None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:         August 14, 2006          CAPITAL BEVERAGE CORPORATION
                                       (Registrant)



                                       By: Carmine N. Stella
                                           -------------------------------------
                                           Carmine N. Stella
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                       By: Carol Russell
                                           -----------------------------------
                                           Carol Russell
                                           Secretary and Treasurer (Principal
                                           Financial Officer and Accounting
                                           Officer)