Form 10-Q
period 2006-09-30
CAPITAL BEVERAGE CORP
filed 2006-11-13
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006

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

The number of shares common stock, $.001 par value, outstanding as of November 10, 2006 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets.......................................2
           Consolidated Statements of Operations.............................3
           Consolidated Statements of Cash Flows.............................4
           Notes to Consolidated Financial Statements........................5
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9
Item 3.    Quantitative and Qualitative Disclosures About Market Risks.......11
Item 4.    Controls and Procedures...........................................11

PART II - OTHER INFORMATION
Item 1. -Legal Proceedings...................................................11
Item 1A. -Risk Factors.......................................................11
Item 2 - Unregistered Sales of Equity Securities and Use of  Proceeds........11
Item 3 - Defaults Upon Senior Securities.....................................11
Item 4 - Submission of Matters to Vote of Securities Holders.................11
Item 5 - Other Information...................................................11
Item 6.    Exhibits and Reports on Form 8-K..................................11
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                September 30,     December 31,
                                                  2006                2005
                                             ----------------    ---------------
                                               (Unaudited)
CURRENT ASSETS:
     Cash                                    $        14,804     $      131,738
     Restricted cash                               1,319,111          2,013,600
     Other receivable - current portion                    -             54,213
                                             ----------------    ---------------
         TOTAL CURRENT ASSETS                      1,333,915          2,199,551

RESTRICTED CASH                                            -            500,000

OTHER ASSETS                                          11,771             65,984
                                             ----------------    ---------------

                                             $     1,345,686     $    2,765,535
                                             ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Cash overdraft                          $             -     $          681
     Accounts payable                              1,205,874          1,531,794
     Accrued expenses and taxes                        7,505            754,221
     Federal tax payable                                   -             85,000
     Capital lease obligations                        53,404             53,404
                                             ----------------    ---------------
         TOTAL CURRENT LIABILITIES                 1,266,783          2,425,100
                                             ----------------    ---------------

STOCKHOLDERS' EQUITY:
     Preferred stock, no shares issued
     and outstanding                                       -                  -
     Common stock, $.001 par value;
      authorized 20,000,000 shares; issued
      and outstanding 3,792,045 shares                 3,793              3,793
     Additional paid-in capital                    5,986,249          5,986,249
     Accumulated deficit                          (5,911,139)        (5,649,607)
                                             ----------------    ---------------
         TOTAL STOCKHOLDERS' EQUITY                   78,903            340,435
                                             ----------------    ---------------

                                             $     1,345,686     $    2,765,535
                                             ================    ===============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
                                                   2006              2005             2006             2005
                                              ---------------    -------------   ---------------   -------------
                                               (Unaudited)         (Unaudited)     (Unaudited)      (Unaudited)

REVENUES                                      $            -     $          -    $            -    $          -
                                              ---------------    -------------   ---------------   -------------

COSTS AND EXPENSES:
    General and administrative                        86,183          208,199           153,106         673,062
    Bad debt reserve                                 108,426                -           108,426               -
                                              ---------------    -------------   ---------------   -------------
                                                     194,609          208,199           261,532         673,062
                                              ---------------    -------------   ---------------   -------------

LOSS FROM CONTINUING OPERATIONS                     (194,609)        (208,199)         (261,532)       (673,062)

DISCONTINUED OPERATIONS:
    Interest expense                                       -         (187,776)                -        (592,778)
    Loss from discontinued operations                      -         (332,546)                -        (739,527)
                                              ---------------    -------------   ---------------   -------------

NET LOSS                                      $     (194,609)    $   (728,521)   $     (261,532)   $ (2,005,367)
                                              ===============    =============   ===============   =============

NETLOSS PER SHARE - CONTINUING OPERATIONS
    Basic                                     $        (0.05)    $      (0.05)   $        (0.07)   $      (0.18)
                                              ===============    =============   ===============   =============
    Diluted                                   $        (0.05)    $      (0.05)   $        (0.07)   $      (0.18)
                                              ===============    =============   ===============   =============

NET LOSS PER SHARE - DISCONTINUED OPERATIONS
    Basic                                     $            -     $      (0.14)   $            -    $      (0.35)
                                              ===============    =============   ===============   =============
    Diluted                                   $            -     $      (0.14)   $            -    $      (0.35)
                                              ===============    =============   ===============   =============

NET LOSS PER SHARE
    Basic                                     $        (0.05)    $      (0.19)   $        (0.07)   $      (0.53)
                                              ===============    =============   ===============   =============
    Diluted                                   $        (0.05)    $      (0.19)   $        (0.07)   $      (0.53)
                                              ===============    =============   ===============   =============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic                                          3,792,045        3,792,045         3,792,045       3,792,045
                                              ===============    =============   ===============   =============
    Diluted                                        3,792,045        3,792,045         3,792,045       3,792,045
                                              ===============    =============   ===============   =============




                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended September 30,
                                                        ------------------------------------
                                                             2006                2005
                                                        ----------------   -----------------
                                                           (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss from continuing operations                $      (261,532)   $       (673,062)
                                                        ----------------   -----------------
     Adjustments to reconcile net loss from continuing
        operations to net cash (used in) provided by
        operating activities:
           Bad debt reserve                                     108,426                   -
     Changes in discontinued operations:
        Loss from discontinued operations                             -          (1,332,305)
        Depreciation and amortization                                 -             109,673
     Changes in discontinued assets and liabilities:
        Accounts receivable                                           -             212,450
        Inventories                                                   -           1,048,377
        Prepaid expenses                                              -              12,045
        Other assets                                                  -             176,824
        Revolving loans                                               -          (1,075,226)
        Proceeds from loan payable                                    -             350,531
        Payments of long-term debt                                    -             (46,143)
     Changes in assets and liabilities:
        Accounts payable                                       (325,919)          1,539,234
        Accrued expenses and taxes                             (746,717)                  -
        Federal tax payable                                     (85,000)                  -
                                                        ----------------   -----------------
           Total adjustments                                 (1,049,210)            995,460
                                                        ----------------   -----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (1,310,742)            322,398
                                                        ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                (681)           (316,343)
     Principal payments of capital lease obligations                  -             (15,032)
                                                        ----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                              (681)           (331,375)
                                                        ----------------   -----------------

DECREASE IN CASH                                             (1,311,423)             (8,977)

CASH - BEGINNING OF PERIOD                                    2,645,338              96,220
                                                        ----------------   -----------------

CASH - END OF PERIOD                                    $     1,333,915    $         87,243
                                                        ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                          $             -    $        475,564
                                                        ================   =================
        Cash paid for taxes                             $        25,000    $              -
                                                        ================   =================



                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying unaudited consolidated financial statements of Capital Beverage Corporation and Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2006.

         The accompanying consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2005, which was filed on April 17, 2006.

         Capital Beverage Corporation (the "Company" or "Capital") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. In December 1998, CAP Communications, Ltd. ("Cap Com"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public. In September 2006, the Company filed to dissolve Cap Com.

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

         As shown in the accompanying financial statements, the Company has a history of losses with an accumulated deficit of $5,911,139 at September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.


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

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options excluded in the computation amounted to 1,850,000 at September 30, 2006.

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

         In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


5.       DISCONTINUED OPERATIONS

         The Company's sale of its Distribution License has been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

6.       OTHER RECEIVABLE

         On October 21, 2005 the Company signed a Stipulation of Settlement with Blue Ox Distributors, LLC (Blue Ox), where as Blue Ox has agreed to pay the Company as further consideration for the termination of the Exclusive United States Distribution Agreement in the amount of $100,000 plus interest of $8,425.93. Blue Ox will pay Capital $6,023.66 per month beginning April 1, 2006 until the balance is paid in full. As of August 2006, the Company hasn't received any payments and has decided to reserve 100% of the receivable during the period ended September 30, 2006.

     7.  INCOME TAXES

         At December 31, 2005 the Company had a net operating loss carryover of $335,000 available as offsets against future taxable income, if any, which expire at various dates through 2025. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset. At December 31, 2005, the Company recorded an income tax provision of $85,000 resulting from the alternative minimum taxes. The Company paid $25,000 as full settlement of this liability, therefore, decreasing the liability to $0 as of September 30, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000), of which One Million Five Hundred Thousand Dollars ($1,500,000), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, for at least 18 months for post closing indemnification claims which may be asserted by Oak (the "Escrow"). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes.

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

RESULTS OF OPERATIONS

         We had no revenue from operations for the nine months ended September 30, 2006. Our revenues for the same period in 2005 have been reclassified to discontinued operations.

         General and administrative expenses for the nine months ended September 30, 2006 was $153,106, which consisted mostly of professional fees and salary to our only remaining employee.

         Bad debt reserve in the amount of $108,426 resulted in our decision to reserve 100% of the Blue Ox receivable due to non-payment from Blue Ox.

         At September 30, 2006 and December 31, 2005, respectively, we had a working capital and a working capital deficit of $67,132 and $(225,549), respectively.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 20, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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



Date:  November 10, 2006                   CAPITAL BEVERAGE CORPORATION
                                                    (Registrant)



                              By:     /s/ Carmine N. Stella
                                      ------------------------------------------
                                      Carmine N. Stella
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




                              By:     /s/ Carol Russell
                                      ------------------------------------------
                                      Carol Russell
                                      Secretary and Treasurer (Principal
                                      Financial Officer and Accounting Officer)