Form 10-K
period 2006-12-31
CAPITAL BEVERAGE CORP
filed 2007-04-02
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K


         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2006.

         [X] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

   For the transition period from ___________________ to ___________________.

                                                     Commission File No. 0-13181

                          CAPITAL BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3878747
(State of or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

120 Rio Vista Drive, Norwood, New Jersey                    07648
(Address of Principal Executive Officers)                 (Zip Code)

Registrant's telephone number, including area code: (201) 679-6752

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  []   Accelerated filer  []   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No []

         Issuer's revenues for its most recent fiscal year were $-0-.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of March 26, 2007, was approximately $473,011.25.

         Number of shares outstanding of the issuer's Common Stock as of March 26, 2007 was 3,792,045.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          Capital Beverage Corporation
                          2006 Form 10-K Annual Report
                                TABLE OF CONTENTS


                                     PART I

 ITEM 1.      BUSINESS.........................................................3
 ITEM 2.      PROPERTIES......................................................10
 ITEM 3.      LEGAL PROCEEDINGS...............................................10
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11

                                     PART II

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON..................................11
 ITEM 6.      SELECTED FINANCIAL DATA. .......................................12
 ITEM 7.      MANAGEMENT'S DISCUSSION ........................................13
 ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES........................14
 ITEM 8.      FINANCIAL STATEMENTS............................................14
 ITEM 9.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................15
 ITEM 9A.     CONTROLS AND PROCEDURES.........................................15

                                    PART III

 ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............15
 ITEM 11.     EXECUTIVE COMPENSATION..........................................19
 ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND.............25
 ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................26
 ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................27

                                     PART IV

 ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................29

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

         As of March 26, 2007, approximately $1,794,806.22 has been released from Escrow and has been used to pay outstanding liabilities of the Company.

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

         As of December 31, 2005, all employees were terminated, except for Carmine Stella who continues to serve as the Company's Chief Executive Officer.



ITEM 1A. RISK FACTORS.

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

We Cannot Guarantee That The Final Distributions To the Company Will Be Made From Escrow. On the closing date of the Asset Sale, the Company, Oak and Dealy and Silberstein LLP, as escrow agent, entered into an Escrow Agreement, pursuant to which at the closing, Oak deposited $1.5 million of the purchase price in an escrow account with the escrow agent (the "Escrow"). This amount is being held to satisfy potential purchase price adjustments and any claims for indemnification that Oak may have for breaches of the Company's representations, warranties, covenants or other obligations in the Asset Purchase Agreement. Upon each of the 6 month, 12 month and 18 month anniversaries of the closing date, one third of this amount (less any outstanding claims for indemnification) shall be delivered by the escrow agent to Capital. The final distribution of these funds shall be delivered by the escrow agent to Capital upon the later of the 18 month anniversary of the closing date, or the date upon which all pending claims are resolved. We cannot guarantee that the final distributions to Capital from the escrow agent will be made. As of March 26, 2007, approximately $1,794,806.22 have been released from Escrow and have been used to pay outstanding liabilities of the Company.

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements for fiscal 2006. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of Carmine Stella, our President and Chief Executive Officer. The loss of the services of Mr. Stella could have a material adverse effect on our business, results of operations and financial condition.

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one recent Nasdaq rule approved by the Commission requires that a majority of our Board of Directors be composed of independent directors by our 2006 Annual Meeting of Stockholders. Currently, two (2) of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

ITEM 3.  LEGAL PROCEEDINGS.
         The Company was named as a defendant in an action commenced in Supreme Court, Kings County captioned F&V Distribution Company LLC v. Capital Beverage Corp. and GE Capital Corp. The complaint alleges that the Company and GE Capital Corp. ("GE Capital"), have constructively abandoned certain equipment leased by the Company from GE Capital and seeks a declaratory judgment stating that neither the Company nor GE Capital have any further ownership interest in the equipment and that F&V Distribution Company LLC may remove and dispose of the equipment. GE Capital has filed cross-claims in this case against the Company for breach of the subject lease. Settlement negotiations are underway in this matter and it is anticipated that this matter will be amicably resolved in the near future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2006.

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

         The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2004 to December 31, 2006 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.


2004 Fiscal Year            Quoted Price  ($)
----------------            -----------------
                            High          Low
                            ----         ----
First Quarter               .41           .25
Second Quarter              .35           .28
Third Quarter               .30           .16
Fourth Quarter              .25           .17


2005 Fiscal Year            Quoted Price  ($)
----------------            -----------------
                            High          Low
                            ----         ----
First Quarter               .35           .15
Second Quarter              .34           .17
Third Quarter               .25           .13
Fourth Quarter              .17           .09


2006 Fiscal Year            Quoted Price  ($)
----------------            -----------------
                            High          Low
                            ----         ----
First Quarter               .20           .09
Second Quarter              .15           .06
Third Quarter               .12           .08
Fourth Quarter              .20           .07


         On March 26, 2007, the closing price of the Common Stock as reported on the OTC Bulletin Board was $.25. As of March 26, 2007, there were 171 holders of record of Common Stock.

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

Repurchases by the Company

         During the fourth quarter of 2006, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

                                                                                December 31,
                                                                                ------------
                                             2006              2005              2004                2003                2002
                                             ----              ----              ----                ----                ----
Consolidated Statement of Operations
Data:
    Revenues
                                       $                 $                 $                  $                    $
                                               -                 -                 -                  -                    -
                                       ----------------- ----------------- ------------------ -------------------- -----------------

    General and administrative
    expenses                           $    295,167      $    817,248      $    387,306       $    437,872         $    485,625
    Bad debt reserve                   $    108,426
    Non-cash compensation
                                       $                 $                 $                  $                    $
                                               -                 -               91,724             98,276                 -
                                       ----------------- ----------------- ------------------ -------------------- -----------------
    Loss from continuing operations    $    403,563      $   (817,248)     $   (479,030)      $   (536,148)        $   (485,625)

    Discontinued operations:
    Interest expense, net
                                       $       -         $   (702,848)     $   (738,812)      $   (543,136)        $   (473,275)
    Gain on sale of distribution
    rights                             $                 $                 $                  $                    $
                                               -            8,235,907              -                  -                    -
    Cumulative effect of change in
    accounting principle               $                 $                 $                  $                    $
                                               -                 -                 -                  -            $   (860,000)
    Income taxes
                                       $                 $                 $                  $                    $
                                               -              (85,000)             -                  -                    -
    (Loss) gain from discontinued
    operations                         $    (74,353)     $ (2,781,110)     $ (3,059,071)      $  1,103,455         $     49,146
                                       ----------------- ----------------- ------------------ ------------------- ------------------
    Income (loss)                      $   (329,210)     $  3,849,701      $ (4,276,913)      $     24,171         $ (1,769,754)




   Diluted income (loss) from
    continuing operations per share:   $     (0.11)      $     (0.22)      $     (0.13)       $     (0.14)         $     (0.15)
   Diluted income (loss) from
    discontinued operations per share: $      0.02       $      1.23       $     (1.00)       $      0.15          $     (0.40)
   Diluted income (loss) per share:    $     (0.09)      $      1.02       $     (1.13)       $      0.01          $     (0.55)
   Diluted weighted-average number
    of shares outstanding:                3,792,045         3,792,045         3,792,045          3,792,045            3,229,545

Consolidated Balance Sheet Data
(at end of period):
Cash and cash equivalents
                                       $     67,910      $    131,738      $     96,220       $    189,276         $    120,242

Restricted cash                        $    736,045      $  2,513,600      $       -          $       -            $       -

Working capital                        $      7,695      $   (225,549)     $ (3,247,703)      $ (4,028,322)        $ (2,418,137)

Total assets                           $    807,485      $  2,765,535      $  4,521,860       $  8,153,142         $  7,697,358

Total debt                             $       -         $       -         $  4,630,999       $  4,601,761         $  4,472,282

Total stockholders' equity (deficit)   $     11,225      $    340,435      $ (3,509,266)      $    675,923         $    553,476


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

MANAGEMENTS DISCUSSION AND ANALYSIS


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

         After application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company will not have any assets remaining. There will be no monies left over for distribution, and we may have to reduce or eliminate the severance pay provision.

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


RESULTS OF OPERATIONS:

         We had no revenue from operations for the twelve months ended December 31, 2006. Our revenues for the same period in 2005 have been reclassified to discontinued operations.

         General and administrative expenses for the twelve months ended December 31, 2006 were $295,167, which consisted mostly of legal fees, accounting fees, payroll taxes, and salary and expenses paid to our only remaining employee. General and administrative expenses for the twelve months ended December 31, 2005 were $817,248. The large decrease in general and administrative expenses was mainly due to the company not operating in 2006, since it ceased its operation in December of 2005. The reduction amount is highlighted in the areas of professional fees incurred to execute the asset sale.

         Bad debt reserve in the amount of $108,426 resulted in our decision to reserve 100% of the Blue Ox receivable due to non-payment from Blue Ox.

At December 31, 2006 and December 31, 2005, respectively, we had a working capital of $7,695 and a working capital deficit of ($225,549), respectively.


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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

         The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

         Name                    Age   Position Held

         Carmine N. Stella       54    President, Chief Executive Officer,
                                       Chairman of the Board of Directors

         Anthony Stella(1)       55    Vice President of Sales and Marketing

         Carol Russell           51    Secretary, Treasurer and Director

         Joseph M. Luzzi*        59    Director

         Michael Matrsciani      51    Director

         Daniel Matrisciani(3)   60    Director and Vice President of Operations

         Vito Cardinale*         47    Director
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

        Daniel Matrisciani - Mr. Matrisciani has been a Director since June 2001. Mr. Matrisciani was Vice President of Operations from June 2001 to December 2, 2005. Mr. Matrisciani has been involved in the beer business for almost 40 years. He has successfully owned and operated, with his partners a chain of Thrifty Beverage Centers in the NYC market place. Mr. Matrisciani was a principal and director of wholesaler relations with Prospect
Beverages, Inc. a company he founded with his partners in 1981. Mr. Matrisciani is a decorated veteran of the Vietnam conflict, having served as a crew chief on a UH-1B helicopter gunship (huey). Daniel Matrisciani is the brother of Michael Matrisciani.

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

        The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus,incentive compensation and stock option plans of the Company, including the Company's 1996 Incentive Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Vito Cardinale and Joseph Luzzi.

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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2006 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

         Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2006 Form 10-K.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

         None

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion And Analysis

Objectives

There is currently one employee of the Company. Our compensation program is intended to provide a link between increasing the long-term value of shareholder investment in the Company and the compensation earned by our executive officer. The objective of our compensation program is to:

        o Attract and retain executives capable of leading us to meet our business objectives;
        o Adequately compensate our senior executive for achieving important near-term objectives;
        o Align the interests of our executive officer and shareholders through the use of equity and other long-term incentives; and
        o Reward executive for achieving sustainable increases in the value of shareholders' investments.

Elements Of  Executive Compensation

        Certain members of management have not received their salaries and expenses since May 1, 2005. See Executive Compensation- Payment of Accrued Unpaid Salaries and Severance. Our compensation structure consists of base salary for executive officers and discretionary bonus, which is linked to individual and Company performance on a year by year basis. Compensation also consists of the 1996 Incentive Stock Option Plan, which allows for grants of incentive stock options. This plan is designed to reward executive officers for increasing the value of shareholders' investment.

Reasons For Paying Each Element Of Compensation

The reasons for paying each element of compensation are as follows:

        o Salary is paid for ongoing performance throughout the year.
        o The annual bonus component of executive compensation is in place to encourage and reward the achievement of the various components of the Company's business strategy.
        o The stock option grants are designed to reward executives if they are successful in increasing the value of shareholder investment. It also helps encourage executives to avoid behavior which results in short-term benefit at the expense of long-term share value.

Determination  Of  The  Amount  And  Formula  For  Each  Element  Of  Pay

        Generally, we choose to pay various elements of compensation based on market norms and individual performance. Specific factors considered for each element of compensation are as follows:

        o Base pay is paid around the midpoint of the market range, and better performers are paid slightly higher than the midpoint.
        o The bonus amount takes into account corporate performance, divisional performance, and quantifiable individual goals.

Specific Forms Of Compensation And The Role Of Discretion

        In the past, the Compensation Committee has retained the authority to review executive officer base compensation and to make increases based on general performance and market norms. Also, the Compensation Committee has retained the authority to make long-term incentive grants (historically stock options) based on executive performance and market norms. The Compensation Committee intends to retain the discretion to make decisions about executive officer base compensation and certain levels of stock option grants, with or without predetermined performance goals.

        The Compensation Committee may make future grants of options, restricted stock, or other equity compensation, subject to objective performance goals. At this time, it has not determined whether it would exercise discretion and reduce the size of an award or payout even if performance goals are met. However, the Committee has no current intention to increase the size of any objectively determined equity compensation award, especially if performance goals are not met.

        With respect to bonus payment, the Compensation Committee uses an objective formula to determine payouts to executive officers. The objective measures relate to corporate earnings, performance and divisional earnings performance, as compared to budgeted objectives. The formula also includes objectively measured individual goals.

How Individual Forms Of Compensation Are Structured And Implemented To Reflect The Executive Officers' Individual Performance And Contribution

            The Compensation Committee considers a variety of factors, both qualitative and quantitative, in evaluating our executive officers and making compensation decisions. Market factors and the individual contribution of each officer of the Company impact decisions regarding each executive officer's base pay, the size of each executive officer's annual bonus opportunity, and the size of each executive officer's long-term incentive opportunity.

Factors  Considered In Decisions To Increase Or Decrease Compensation Materially

            The Compensation Committee would consider clear, sustained market trends in approving a material increase or decrease in executive compensation.

Impact Amounts Received By Previously Earned Compensation Have On Other Compensation

            We maintain no supplemental pension plans or other programs in which gains from prior compensation could influence amounts earned currently. The Compensation Committee may consider gains from prior awards when determining the appropriate size of long-term incentive grants.

Impact  Of  Accounting  And  Tax  Treatment  On  Various  Forms  Of Compensation

            The accounting and tax treatments of each particular form of compensation are taken into account when determining amounts and awards. Our incentive payments are designed so that they are deductible under Section 162(m) of the Internal Revenue Code, and we intend that all compensation payments be deductible.

            We monitor the treatment of options under FAS 123R in determining the form and size of option grants.

            Nonqualified options are deductible by the Company when they are exercised, to the extent that the optionee recognizes ordinary income rather than capital gain on exercise.

Ownership Requirements And Policies Regarding Hedging Risk On Company's Equity Securities

            We currently have no security ownership requirements for executives, and no policies regarding hedging economic risk and ownership.

Role  Of  Executive  Officers  In  Determining  Compensation

            The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers.

         The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2004, 2005 and 2006.

                           Summary Compensation Table
                           --------------------------

                                        Annual Compensation Awards                   Long-Term Compensation
------------------------------------------------------------------                   -----------------------------------------------
        (a)                         (b)        (c)                  (d)                     (e)                       (f)

                                                                Other Annual              Restricted                Stock Option
Name and Principal Position         Year      Salary            Compensation              Award                     Grants
------------------------------------------------------------------------------------------------------------------------------------

Carmine N. Stella                   2006    $ 210,027.96             -0-                    -0-                       -0-
President, Chief Executive Officer, 2005    $  71,247.96             -0-                    -0-                       -0-
Chairman of the Board               2004    $ 208,796.88             -0-                    -0-                       -0-



Anthony Stella                      2006           -0-               -0-                    -0-                       -0-
Vice President of Sales             2005    $ 44,662.68              -0-                    -0-                       -0-
and Managing Director               2004    $133,272.52              -0-                    -0-                       -0-


Carol Russell                       2006           -0-               -0-                    -0-                       -0-
Secretary Treasurer                 2005    $64,192.37               -0-                    -0-                       -0-
and Director                        2004    $64,670.38               -0-                    -0-                       -0-


Daniel Matrisciani                  2006           -0-               -0-                    -0-                       -0-
Vice President of                   2005    $ 44,668.80              -0-                    -0-                       -0-
Operations and Director             2004    $131,797.02              -0-                    -0-                       -0-

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

         As of June 2001, the Company entered into an employment agreement with Alex Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of supplier relationships. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $172,000. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani's employment agreement was terminated.

         As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's vice president of operations. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani's employment agreement was terminated.

         As of June 2001, the Company entered into an employment agreement with Michael Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of administration. The term of Mr. Matrisciani's employment under the agreement is three years in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani's employment agreement was terminated.

         As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company's director of sales and marketing. The term of Mr. Matrisciani's employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company's performance. Mr. Matrisciani's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani's employment agreement was terminated.

         As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company's vice president of sales and marketing. The term of Mr. Stella's employment under the agreement is three years with options in favor of Mr. Stella to extend the terms of an additional two years. In June 2004, Mr. Stella's employment agreement was extended for an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company's performance. Mr. Stella's employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Stella's employment agreement was terminated.

         All financial consideration in each of the aforementioned employment agreements were reduced by thirty percent (30%) for an undetermined period of time.

Payment of Accrued Unpaid Salaries and Severance

         Certain members of management have not received their salaries and expenses since May 1, 2005. Accordingly, the following individuals are entitled to be paid accrued and unpaid salaries from the proceeds from the Asset Sale received by the Company in the amounts set forth adjacent to their names (such amounts calculated as of December 31, 2006): Carmine Stella ($80,106.83); Anthony Stella ($39,654); Michael Mastrisciani ($40,067.51); Daniel Mastrisciani ($40,067.50); Monty Mastrisciani ($40,067.50); and Alex Mastrisciani ($35,479.50). The Company has reimbursed such employees for out-of-pocket expenses incurred by them in connection with the performance of their duties which, as of December 31, 2006, of a total of approximately $44,328.08.

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

Compensation Committee Interlocks and Insider Participation

            The Compensation Committee currently consists of Vito Cardinale and Joseph Luzzi. The Compensation Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation Committee are "independent" in accordance with applicable the Securities and Exchange Commission rules. There are no relationships or transactions relating to the members of the Compensation Committee that require disclosure under Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

            The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

            The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

                                             By the Compensation Committee:

                                             Vito Cardinale
                                             Joseph Luzzi

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth as of March 26, 2007, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:




Name and Address of     Shares of Common        Percentage (%) of
 Beneficial Owner (1)         Stock Owned (3)    Common Stock (3)
---------------------   ---------------------   ------------------

Carmine Stella               712,500                 18.8%

Anthony Stella               237,500                  6.3%

Carol Russell                      0                  0%

Joseph Luzzi                       0                  0%

Alex Matrisciani(2)          237,500                  6.3%

Michael Matrisciani(2)       237,500                  6.3%

Daniel Matrisiciani(2)       237,500                  6.3%

Vito Cardinale                     0                  0%

Monty Matrisciani(2)         237,500                  6.3%

Casimir Capital L.P.       1,000,000(4               20.9%
100 Broadway, 11th Floor
New York, NY 10005
All officers and
directors as a group       1,900,000                 50%
(nine (9) persons)

(1) The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 120 Rio Vista
         Drive, Norwood, New Jersey 07648.
(2) Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(3) Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)-3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.
(4) Includes warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable at $1.00 per share.

The following table presents information as of March 26, 2007 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

                      Equity Compensation Plan Information

------------------------------- ---------------------------- --------------------------- ----------------------------
                                                                                             Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                 Number of Securities to be   Weighted-average exercise    equity compensation plans
                                   issued upon exercise of      price of outstanding        (excluding securities
                                    outstanding options,        options, warrants and         reflected in column
        Plan category               warrants and rights                rights                         (a)
------------------------------- ---------------------------- --------------------------- ----------------------------
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- --------------------------- ----------------------------
  Equity compensation plans
approved by security holders
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

Director  Independence

We have adopted standards for director independence pursuant to the rules of the Securities and Exchange Commission. The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that all of the directors, except Messrs. Joseph Luzzi and Vito Cardinale meet the applicable criteria for independence. In addition, the Board has determined that each member of our Audit Committee and Compensation Committee is independent under applicable SEC rules.

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

         During the fiscal years ended December 31, 2006 and 2005 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

         The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2006 and for the review of our quarterly reports on Form 10-Q for the same year totaled $35,500.00. The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2005 and for the review of our quarterly reports on Form 10-Q for the same year totaled $34,000.00.

Audit Related Fees

         There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2006 and 2005.

Financial Information Systems Design and Implementation Fees

         There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2006 and 2005.

Tax Fees

         There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2006 and 2005.

All Other Fees

         There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2006 and 2005.

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

10.17 Asset Purchase Agreement, dated as of September 15, 2005, between Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K dated September 15, 2005)

10.18 Sub-Distribution Agreement dated as of September 15, 2005 between the Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K dated September 15, 2005)

10.19 Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages Inc. and escrow agent. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2005.)

10.20 Amendment to Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages Inc. and escrow agent. (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the annual period ending December 31, 2005.)

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 30 day of March, 2007.

                                     CAPITAL BEVERAGE CORPORATION


                               By:/s/Carmine N. Stella
                                     -------------------
                                     Carmine N. Stella
                                     President, Chief Executive Officer
                                     and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                           Title                       Date

/s/Carmine N. Stella                Chief Executive Officer,      March 30, 2007
   Carmine N. Stella                President and Chairman of
                                    the Board of Directors


/s/Carol Russell                    Secretary, Treasurer          March 30, 2007
   Carol Russell                    and Director


/s/Joseph Luzzi                     Director                      March 30, 2007
   Joseph Luzzi


/s/Michael Matrisciani              Director                      March 30, 2007
   Michael Matrisciani


/s/Daniel Matrisciani               Director                      March 30, 2007
   Daniel Matrisciani


/s/Vito Cardinale                   Director                      March 30, 2007
   Vito Cardinale

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                              FINANCIAL STATEMENTS



                                      INDEX
                                                                     Page Number
                                                                     -----------

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


       Statements of Cash Flows                                            F - 6


       Notes to Financial Statements                             F - 7 to F - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Capital Beverage Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Capital Beverage Corporation and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Beverage Corporation and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                                 /s/ Sherb & Co., LLP
                                           -------------------------------------
                                                 Certified Public Accountants

New York, New York
March 30, 2007

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        December 31,
                                                ------------------------------
                                                    2006             2005
                                                --------------   -------------
CURRENT ASSETS:
    Cash                                      $        67,910  $      131,738
    Restricted cash                                   736,045       2,013,600
    Other receivable - current portion                      -          54,213
                                                --------------   -------------
        TOTAL CURRENT ASSETS                          803,955       2,199,551

RESTRICTED CASH                                             -         500,000

OTHER ASSETS                                            3,530          65,984
                                                --------------   -------------

                                              $       807,485  $    2,765,535
                                                ==============   =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Cash overdraft                            $             -  $          681
    Accounts payable                                  768,166       1,531,794
    Accrued expenses and taxes                         28,094         839,221
    Current portion of capital
    lease obligations                                       -          53,404
                                                --------------   -------------
        TOTAL CURRENT LIABILITIES                     796,260       2,425,100
                                                --------------   -------------

STOCKHOLDERS' EQUITY
    Preferred stock, no shares issued and
    outstanding                                             -               -
    Common stock, $.001 par value; authorized
    20,000,000 shares;
    issued and outstanding 3,792,045 shares             3,793           3,793
    Additional paid-in capital                      5,986,249       5,986,249
    Accumulated deficit                            (5,978,817)     (5,649,607)
                                                --------------   -------------
        TOTAL STOCKHOLDERS' EQUITY                     11,225         340,435
                                                --------------   -------------

                                              $       807,485  $    2,765,535
                                                ==============   =============




                 See notes to consolidated financial statements.


                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year Ended December 31,
                                    ------------------------------------------------------------
                                          2006                  2005                 2004
                                    -----------------     -----------------      ---------------
REVENUES                            $      -              $       -              $      -
                                    -----------------     -----------------      ---------------

COSTS AND EXPENSES:
General and administrative               295,137               817,248               387,306
Bad debt reserve                         108,426                  -                     -
Non-cash compensation                       -                     -                   91,724
                                    -----------------     -----------------      ---------------

                                         403,563               817,248               479,030
                                    -----------------     -----------------      ---------------

LOSS FROM CONTINUING OPERATIONS         (403,563)             (817,248)             (479,030)

DISCONTINUED OPERATIONS:
Interest income (expense)                   -                 (702,848)             (738,812)
Gain on sale of distribution rights         -                8,235,907                  -
(Loss) gain from discontinued
operations, net of tax                    74,353            (2,866,110)           (3,059,071)
                                     -----------------     -----------------     ---------------
NET INCOME (LOSS)                    $  (329,210)          $ 3,849,701           $(4,276,913)
                                     =================     =================     ===============

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS

 Basic                               $    (0.11)           $    (0.22)           $    (0.13)
                                     =================     =================     ===============
 Diluted                             $                     $                     $
                                          (0.11)                (0.22)                (0.13)
                                     =================     =================     ===============

NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS

Basic                                 $    0.02             $    1.23            $   (1.00)
                                      =================     =================    ===============
Diluted
                                      $    0.02             $    1.23            $   (1.00)
                                      =================     =================    ===============

NET INCOME (LOSS) PER SHARE

Basic                                 $   (0.09)            $    1.02            $   (1.13)
                                      =================     =================    ===============
Diluted
                                      $   (0.09)            $    1.02            $   (1.13)
                                      =================     =================    ===============

WEIGHTED AVERAGE NUMBER OF SHARES:

Basic                                  3,792,045             3,792,045             3,792,045
                                     =================     =================     ===============
Diluted
                                       3,792,045             3,792,045             3,792,045
                                     =================     =================     ===============


                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                 Preferred Stock       Common Stock       Additional                                Total
                                -------------------  --------------------  Paid-In     Deferred     Accumulated Stockholders'
                                Shares     Amount    Shares     Amount     Capital     Compensation Deficit     Equity (Deficit)
                                --------  ---------  -------------------- ------------ ------------ ----------- ----------------

Balance January 1, 2004               -   $      -   3,792,045  $ 3,793   $ 5,986,249  $(91,724)    $(5,222,395)  $   675,923

   Amortization of deferered
   compensaion                        -          -        -        -           -         91,724            -           91,724

    Net loss                          -          -        -        -           -           -         (4,276,913)   (4,276,913)

                                --------  ---------  ---------  -------- -----------   ----------    ----------  --------------
Balance December 31, 2004             -          -   3,792,045    3,793     5,986,249      -         (9,499,308)   (3,509,266)

    Net income                        -          -        -        -           -           -          3,849,701     3,849,701
                                --------  ---------  ---------  -------- -----------   ----------    ----------  --------------
Balance December 31, 2005             -          -   3,792,045    3,793     5,986,249      -         (5,649,607)      340,435

    Net loss                          -          -        -        -           -           -           (329,210)     (329,210)
                                --------  ---------  ---------  -------- -----------   ----------   ----------   --------------
Balance December 31, 2006             -   $      -   3,792,045  $ 3,793  $  5,986,249  $   -       $ (5,978,817) $     11,225
                                ========  =========  =========  ======== ============  ==========  ============= ==============






                 See notes to consolidated financial statements.

                                                                      CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                                                                                STATEMENTS OF CASH FLOWS



                                                                                 Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                                  2006                     2005                       2004
                                                        ------------------------  ------------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss from continuing operations                $      (403,563)          $     (817,248)           $      (479,030)
                                                        ------------------------  ------------------------  ------------------------
     Adjustments to reconcile net loss from
     continuing operations
        to net cash provided by (used in)
        operating activities:
        Non-cash compensation                                      -                        -                        91,724
     Changes in discontinued operations:
        Depreciation and amortization                              -                        -                       151,851
        Impairment of distribution license                         -                        -                     3,336,744
        Interest expense                                           -                    (702,848)                  (738,812)
        Gain on sale of distribution rights                        -                   8,235,907                       -
        (Loss) gain from discontinued operations                 74,353               (2,866,110)                (3,059,071)
     Changes in discontinued assets and liabilities:
        Assets from discontinued operations                        -                   4,413,869                       -
        Liabilities from discontinued operations                   -                  (4,630,999)                      -
        Accounts receivable                                        -                        -                      (148,650)
        Inventories                                                -                        -                       269,650
        Prepaid expenses                                           -                        -                        20,798
        Other assets                                               -                        -                       (76,835)
        Capital expenditures                                       -                        -                       (15,332)
        Revolving loans                                            -                        -                       125,171
        Payments of notes payable                                  -                        -                       (95,933)
     Changes in assets and liabilities:
        Other receivable                                        116,667                 (108,426)                      -
        Accounts payable and accrued expenses                (1,574,755)                (592,768)                   179,151
                                                        ------------------------  ------------------------  ------------------------
Total adjustments                                            (1,458,089)               3,748,625                     40,456
                                                        ------------------------  ------------------------  ------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,787,299)               2,931,377                   (438,574)
                                                        ------------------------  ------------------------  ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                (681)                (366,743)                   367,424
     Principal payments of capital lease obligations            (53,404)                 (15,515)                   (21,906)
                                                        ------------------------  ------------------------  ------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (54,085)                (382,258)                   345,518
                                                        ------------------------  ------------------------  ------------------------
INCREASE (DECREASE) IN CASH                                  (1,841,384)               2,549,119                    (93,056)

CASH - BEGINNING OF YEAR                                      2,645,339                   96,220                    189,276
                                                        ------------------------  ------------------------  ------------------------
CASH - END OF YEAR                                      $       803,955           $    2,645,339            $        96,220
                                                        ========================  ========================  ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

        Cash paid for interest                          $          -              $      703,488            $       688,812
                                                        ========================  ========================  ========================
        Cash paid for taxes                             $          -              $       25,000            $          -
                                                        ========================  ========================  ========================






                 See notes to consolidated financial statements.

                   CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

1.       DESCRIPTION OF BUSINESS

         Capital Beverage Corporation (the "Company" or "Capital") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. In December 1998, CAP Communications, Ltd. ("Cap Com"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public. Cap Com was dissolved in December 2006.

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

2.       GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. As more fully discussed in the notes that follow, the Company has discontinued or sold all of its operations with only certain cash, accounts payable and accrued expenses remaining on the December 31, 2006 and 2005 balance sheets. The financial statements do not include any adjustments that might result from the Company not continuing as a going concern.



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

         Income (loss) per Common Share - Net income (loss) per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. The outstanding options and warrants excluded in the computation amounted to 2,850,000 at December 31, 2006, 2005 and 2004.

         Stock based compensation - In December 2004, the FASB issued Statement 123r (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). FASB 123r will have a significant impact on the consolidated financial statements of the Company through the expensing of stock option grants. However the Company does not anticipate granting any stock options in the foreseeable future.

         New Accounting Pronouncements - In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We were required to adopt FIN 48 effective as of January 1, 2007. We are currently evaluating the effect FIN 48 will have on our financial statements. We do not expect the impact will be material.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.



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
                                                     =========================

(1) As of April 11, 2006, approximately Seven Hundred Eight Thousand Sixty Dollars ($708,060) has been released from Escrow and has been used to pay outstanding liabilities of the Company. The balance will be held in the escrow account for two years at which point any remaining funds will be kept by Capital.



(2) Will be released in three traunches of $500,000, on July 16, 2006, December 16, 2006 and June 16, 2007.

         Gain on the sale:

         Purchase price less sub-distribution
         credit                              $                      9,257,625
         Carrying value                                             1,021,718
                                                     -------------------------
         Gain on sale                        $                      8,235,907
                                                     =========================

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

         The carrying amounts of the major classes of assets and liabilities included as part of the assets and liabilities held for sale at December 31, 2004, are as follows:


         Accounts receivable                 $                        698,792
         Inventories                                                2,097,338
         Other current assets                                         147,905
         Property and equipment                                       127,765
         Distribution license                                       1,065,718
         Other assets                                                 276,351
                                                     -------------------------
         Assets from discontinued
         operations                          $                      4,413,869
                                                     =========================


         Revolving loans                     $                      2,007,356
         Loan payable                                               2,500,000
         Long-term debt                                               123,643
                                                     -------------------------
         Liabilities from discontinued
         operations                          $                      4,630,999
                                                     =========================

6.       OTHER RECEIVABLE

         On October 21, 2005 the Company signed a Stipulation of Settlement with Blue Ox Distributors, LLC (Blue Ox), where as Blue Ox has agreed to pay the Company as further consideration for the termination of the Exclusive United States Distribution Agreement in the amount of $100,000 plus interest of $8,425.93. Blue Ox will pay Capital $6,023.66 per month beginning April 1, 2006 until the balance is paid in full. As of December 31, 2006, the Company hasn't received any payments and has decided to reserve 100% of the receivable during the period ended December 31, 2006.



     7.  INCOME TAXES

         At December 31, 2006 the Company had a net operating loss carryover of $682,000 available as offsets against future taxable income, if any, which expire at various dates through 2026. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset. At December 31, 2005 the Company recorded an income tax provision of $85,000.00 resulting from the alternative minimum taxes. The Company paid $25,000.00 as full settlement of this liability, therefore, decreasing the liability to $0 as of December 31, 2006.

         The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

                                                                                   Year Ended December 31,
                                                              ----------------------------------------------------------------
                                                                     2006                   2005                   2004
                                                              -------------------     ------------------     -----------------
         Expected income tax (benefit)                   $         (115,000)      $           1,389,000  $        (1,497,000)
         State tax expense (benefit),
          net of Federal effect                                     (16,000)                    198,000             (214,000)
         Impairment of distribution license                            -                           -               1,335,000
         Deferred compensation                                         -                           -                  37,000
         Utilization if net operating
          loss carryforward                                          (8,000)                 (1,656,000)                -
         Other permanent differences                                   -                        100,000                36,000
         Alternative minimum tax                                       -                         85,000                  -
         Other                                                         -                        (31,000)                 -
         Increase in valuation allowance                            139,000                        -                  303,000
                                                              -------------------     ------------------     -----------------
                                                         $            -           $              85,000   $              -
                                                              ===================     ==================     =================

         The following is a schedule of the Company's net deferred tax assets as of:

                                                   December 31,
                                       ---------------------------------------
                                             2006               2005
                                       ---------------     ---------------
 Net operating loss carryforward       $   273,000         $      134,000
 Alternative minimum tax                    85,000                 85,000
 Valuation allowance                      (358,000)              (219,000)
                                       ---------------     ---------------
 Net deferred tax asset                $           -       $        -
                                       ===============     ===============





8.       CONCENTRATION OF CREDIT RISK

         The Company maintains its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.


9.       STOCK OPTIONS AND WARRANTS

       A summary of the Company's stock option activity and related information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                                      Weighted
                                                                       Average
                                                          Shares  Exercise Price
--------------------------------------------------------------------------------
 Outstanding at January 1, 2004                            1,850       $0.62
 -------------------------------------------------------------------------------
      Granted                                                  -          -
      Exercised                                                -          -
      Cancelled                                                -          -
--------------------------------------------------------------------------------
 Outstanding as December 31, 2006                          1,850       $0.62
================================================================================


       A summary of options outstanding and exercisable at December 31, 2006 is as follows (in thousands, except per share amounts):



                               Options Outstanding        Options Exercisable
                           --------------------------- -------------------------
                                    Weighted
                                     Average  Weighted
                                    Remaining  Average
          Range of                    Life    Exercise    Range of
      Exercise Prices      Options  (in years) Price   Exercise Prices   Options
--------------------------------------------------------------------------------
     December 31, 2006
         $0.23 - $3.50      1,850      7       $0.62   $0.23 - $3.50       1,850


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


         A summary of the Company's stock warrant activity and related information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                             Weighted Average
                                      Warrants                Exercise Price
                                   ---------------           ----------------
 Outstanding at January 1, 2004              2,659                      $4.28
      Granted                                    -                          -
      Exercised                                  -                          -
      Cancelled                              1,659                       6.25
                                   ---------------           ----------------
 Outstanding at December 31, 2004            1,000                       1.00
      Granted                                    -                          -
      Exercised                                  -                          -
      Cancelled                                  -                          -
                                   ---------------           ----------------
 Outstanding as December 31, 2005            1,000                       1.00
      Granted                                    -                          -
      Exercised                                  -                          -
      Expired                                    -                          -
                                   ---------------           ----------------
 Outstanding as December 31, 2006            1,000                      $1.00
                                   ===============           ================

10.     Selected Quarterly Financial Data - (UNAUDITED)


Year Ended December 31, 2006:                          December 31       September 30         June 30            March 31
-----------------------------                          ------------      ------------        ------------    ---------------
Continuing operations:
     Net revenues                                                $ -                $ -              $ -               $ -
     Gross profit                                                $ -                $ -              $ -               $ -
     Loss from continuing operations                       $ (85,430)         $ (86,183)       $(165,027)        $ (66,923)
Discontinued operations:
     Net revenues                                                $ -                $ -              $ -               $ -
     Gross profit                                                $ -                $ -              $ -               $ -
     Income (loss) from discontinued operations            $  74,353                $ -              $ -               $ -
Net Income (loss)                                          $ (11,077)         $ (86,183)       $(165,027)        $ (66,923)

Year Ended December 31, 2005:                          December 31       September 30         June 30         March 31

Continuing operations:
     Net revenues                                                $ -                $ -              $ -               $ -
     Gross profit                                                $ -                $ -              $ -               $ -
     Loss from continuing operations                     $  (150,042)       $  (210,069)      $ (240,102)      $  (217,035)
Discontinued operations:
     Net revenues                                        $ 1,045,645        $ 4,378,898       $4,979,838       $ 5,084,278
     Gross profit                                        $   470,942        $   950,342       $1,157,067       $ 1,345,676
     Income (loss) from discontinued operations          $ 6,005,110        $  (518,452)      $ (486,634)      $  (333,075)
Net Income (loss)                                        $ 5,855,068        $  (728,521)      $ (726,736)      $  (550,110)

Year Ended December 31, 2004:                          December 31       September 30         June 30         March 31

Continuing operations:
     Net revenues                                                $ -                $ -              $ -               $ -
     Gross profit                                                $ -                $ -              $ -               $ -
     Loss from continuing operations                     $  (129,338)       $  (110,177)      $ (124,548)      $  (114,967)
Discontinued operations:
     Net revenues                                        $ 6,337,999        $ 7,043,376       $6,483,836       $ 7,749,854
     Gross profit                                        $ 1,368,575        $ 1,959,491       $1,966,489       $ 1,904,174
     Income (loss) from discontinued operations          $(3,986,084)       $   132,788       $   85,689       $   (30,276)
Net Income (loss)                                        $(4,115,422)       $    22,611       $  (38,859)      $  (145,243)
