Form 10-Q
period 2007-03-31
CAPITAL BEVERAGE CORP
filed 2007-05-14
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


                  For the quarterly period ended March 31, 2007

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

The number of shares common stock, $.001 par value, outstanding as of May 11, 2007 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                            Page
PART I  - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Balance Sheets......................................................1
           Statements of Operations............................................2
           Statements of Cash Flows............................................3
           Notes to Financial Statements.......................................4
Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................8
Item 3.    Quantitative and Qualitative Disclosures About Market Risks.........9
Item 4.    Controls and Procedures.............................................9

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings..................................................10
Item 1A.   Risk Factors.......................................................10
Item 2     Unregistered Sales of Equity Securities and Use of  Proceeds.......10
Item 3     Defaults Upon Senior Securities....................................10
Item 4     Submission of Matters to Vote of Securities Holders................10
Item 5     Other Information..................................................10
Item 6.    Exhibits...........................................................10
Signatures....................................................................11

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                          CAPITAL BEVERAGE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                                           March 31,         December 31,
                                                                                             2007                2006
                                                                                        ----------------    ---------------
                                                                                          (Unaudited)
CURRENT ASSETS:
     Cash                                                                             $           6,178   $         67,910
     Restricted cash                                                                            737,334            736,045
                                                                                        ----------------    ---------------
         TOTAL CURRENT ASSETS                                                                   743,512            803,955

OTHER ASSETS                                                                                      1,179              3,530
                                                                                        ----------------    ---------------

                                                                                      $         744,691   $        807,485
                                                                                        ================    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                 $         847,155   $        768,166
     Accrued expenses and taxes                                                                       -             28,094
                                                                                        ----------------    ---------------
         TOTAL CURRENT LIABILITIES                                                              847,155            796,260
                                                                                        ----------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no shares issued and outstanding                                                -                  -
     Common stock, $.001 par value; authorized 20,000,000 shares;
         issued and outstanding 3,792,045 shares                                                  3,793              3,793
     Additional paid-in capital                                                               5,986,249          5,986,249
     Accumulated deficit                                                                     (6,092,506)        (5,978,817)
                                                                                        ----------------    ---------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (102,464)            11,225
                                                                                        ----------------    ---------------

                                                                                      $         744,691   $        807,485
                                                                                        ================    ===============




                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF OPERATIONS



                                                                                          Three Months Ended March 31,
                                                                                       ------------------------------------
                                                                                            2007                2006
                                                                                       ----------------   -----------------
                                                                                          (Unaudited)        (Unaudited)

REVENUES                                                                             $               -  $                -
                                                                                       ----------------   -----------------

COSTS AND EXPENSES:
     General and administrative                                                                113,689              66,923
                                                                                       ----------------   -----------------
                                                                                               113,689              66,923
                                                                                       ----------------   -----------------

LOSS FROM CONTINUING OPERATIONS                                                               (113,689)            (66,923)
                                                                                       ----------------   -----------------

NET LOSS                                                                             $        (113,689) $          (66,923)
                                                                                       ================   =================

NET LOSS PER SHARE:
     Basic and diluted                                                               $           (0.03) $            (0.02)
                                                                                       ================   =================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                                                                       3,792,045           3,792,045
                                                                                       ================   =================











                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                           Three Months Ended March 31,
                                                                                        ------------------------------------
                                                                                             2007                2007
                                                                                        ----------------   -----------------
                                                                                           (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $        (113,689) $          (66,923)
                                                                                        ----------------   -----------------
     Changes in assets and liabilities:
        Other assets                                                                              2,351                   -
        Accounts payable                                                                         78,989             215,042
        Accrued expenses and taxes                                                              (28,094)           (717,381)
        Federal tax payable                                                                           -             (25,000)
                                                                                        ----------------   -----------------
           Total adjustments                                                                     53,246            (527,339)
                                                                                        ----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                           (60,443)           (594,262)
                                                                                        ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                                   -                (681)
                                                                                        ----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                                                 -                (681)
                                                                                        ----------------   -----------------

DECREASE IN CASH                                                                                (60,443)           (594,943)

CASH - BEGINNING OF PERIOD                                                                      803,955           2,645,338
                                                                                        ----------------   -----------------

CASH - END OF PERIOD                                                                  $         743,512  $        2,050,395
                                                                                        ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                                        $               -  $                -
                                                                                        ================   =================
        Cash paid for taxes                                                           $               -  $           25,000
                                                                                        ================   =================



                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2007.

         The accompanying financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2006, which was filed on April 2, 2007.

         Capital Beverage Corporation (the "Company" or "Capital") was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. On December 16, 2005, the Company sold substantially all of its assets to Oak Beverages, Inc. In December 1998, CAP Communications, Ltd. ("Cap Com"), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public. In December 2006, the Company dissolved Cap Com.

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

         The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2006 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to obtain necessary financing to meet obligations and repay its liabilities when they become due or be acquired by an operating company. The Company plans to continue to provide for capital requirements from the cash from the sale of its assets. There are no assurances that the Company will have sufficient funds to pay its obligations as they become due or be acquired by an operating company.


3.       SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

         Restricted Cash - As per the terms of the asset sale cash held in escrow will be released in three traunches of $500,000, on July 16, 2006, December 16, 2006 and June 16, 2007.

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

         Income (loss) per Common Share - Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

         New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

         In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact will be material.

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

         Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and other risks identified in our Form 10-K for the year ended December 31, 2006 and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

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

         After application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs in connection with the Asset Sale, the Company will not have any remaining assets. There will be no monies left over for distribution, and we may have to reduce or eliminate the severance pay provision.

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

RESULTS OF OPERATIONS

         The Company had no revenue from operations for the three months ended March 31, 2007 and 2006

         General and administrative expenses for the three months ended March 31, 2007 and 2006 was $113,688 and $66,923, respectively, which consisted mostly of professional fees and salary to our only remaining employee. The increase is mainly attributed to an over-accrual which was reversed in the period ended March 31, 2006.

         At March 31, 2007 and December 31, 2006, respectively, we had a working capital (deficit) of $(103,643) and $7,695, respectively.


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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

            The Company was named as a defendant in an action commenced in Supreme Court, Kings County captioned F&V Distribution Company LLC v. Capital Beverage Corp. and GE Capital Corp. The complaint alleged that the Company and GE Capital Corp. ("GE Capital"), constructively abandoned certain equipment leased by the Company from GE Capital and sought a declaratory judgment stating that neither the Company nor GE Capital have any further ownership interest in the equipment and that F&V Distribution Company LLC may remove and dispose of the equipment. As of March 2007, all of the parties entered into a Settlement Agreement in which the action was settled with prejudice in consideration of a payment by the Company in the amount of $14,000.

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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



Date:         May 14, 2007                          CAPITAL BEVERAGE CORPORATION
                                                             (Registrant)



                               By: /s/ Carmine N. Stella
                                       -----------------
                                       Carmine N. Stella
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




                               By: /s/ Carol Russell
                                       -------------
                                       Carol Russell
                                       Secretary and Treasurer (Principal
                                       Financial Officer and Accounting Officer)