Form 10-Q
period 2007-06-30
CAPITAL BEVERAGE CORP
filed 2007-08-13
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007

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

The number of shares of common stock, $.001 par value, outstanding as of August 10, 2007 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Balance Sheets....................................................2
         Statements of Operations..........................................3
         Statements of Cash Flows..........................................4
         Notes to Financial Statements.....................................5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................10
Item 3.  Quantitative and Qualitative Disclosures About Market Risks......11
Item 4.  Controls and Procedures..........................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................12
Item 1A. Risk Factors.....................................................12
Item 2   Unregistered Sales of Equity Securities and Use of  Proceeds.....12
Item 3   Defaults Upon Senior Securities..................................12
Item 4   Submission of Matters to Vote of Securities Holders..............12
Item 5   Other Information................................................12
Item 6.  Exhibits.........................................................12
Signatures

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements


                          CAPITAL BEVERAGE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS


                                                                   June 30,        December 31,
                                                                     2007               2006
                                                                -------------      ------------
                                                                (Unaudited)
CURRENT ASSETS:
     Cash                                                       $         91       $    67,910
     Restricted cash                                                 739,311           736,045
     Other receivable                                                 20,000                 -
                                                                -------------      ------------
         TOTAL CURRENT ASSETS                                        759,402           803,955

OTHER ASSETS                                                           1,929             3,530
                                                                -------------      ------------

                                                                $    761,331       $   807,485
                                                                =============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                           $    822,743       $   768,166
     Accrued officer salary                                          167,618                 -
     Accrued expenses and taxes                                            -            28,094
                                                                -------------      ------------
         TOTAL CURRENT LIABILITIES                                   990,361           796,260
                                                                -------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no shares issued and outstanding                     -                 -
     Common stock, $.001 par value; authorized 20,000,000
         shares issued and outstanding 3,792,045 shares                3,793             3,793
     Additional paid-in capital                                    5,986,249         5,986,249
     Accumulated deficit                                          (6,219,072)       (5,978,817)
                                                                -------------      ------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (229,030)           11,255
                                                                -------------      ------------

                                                                $    761,331       $   807,485
                                                                =============      ============

                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF OPERATIONS

                                            Three Months Ended June 30,            Six Months Ended June 30,
                                      ------------------------------------   ------------------------------
                                            2007                2006              2007            2006
                                      ----------------    ----------------   -------------   --------------
                                       (Unaudited)          (Unaudited)        (Unaudited)      (Unaudited)
REVENUES                              $             -     $             -    $          -    $           -
                                      ----------------    ----------------   -------------   --------------

COSTS AND EXPENSES:
    General and administrative                182,348              62,783         269,059          135,035
    Bad debt reserve                                -             108,426               -          108,426
                                      ----------------    ----------------   -------------   --------------
                                              182,348             171,209         269,059          243,461
                                      ----------------    ----------------   -------------   --------------
                                             (182,348)           (171,209)       (269,059)        (243,461)
OTHER INCOME:
    Interest income                             1,978               6,182           3,805           11,511
    Sale of liquor license                     25,000                   -          25,000                -
                                      ----------------    ----------------   -------------   --------------
NET LOSS                              $      (155,370)    $      (165,027)   $   (240,254)   $    (231,950)
                                      ================    ================   =============   ==============
NET LOSS PER SHARE:
    Basic and diluted                 $         (0.04)    $         (0.04)   $      (0.06)   $       (0.06)
                                      ================    ================   =============   ==============
WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                       3,792,045           3,792,045       3,792,045        3,792,045
                                      ================    ================   =============   ==============

                 See notes to consolidated financial statements.

                                        4

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended June 30,
                                                                    --------------------------
                                                                       2007           2006
                                                                    -----------   ------------
                                                                     (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $ (240,254)   $  (243,461)
                                                                    -----------   ------------
     Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities:
           Bad debt reserve                                                  -        108,426
     Changes in assets and liabilities:
        Other receivable                                               (20,000)             -
        Other assets                                                     1,601              -
        Accounts payable                                                54,576       (377,005)
        Accrued officer salary                                         167,618              -
        Accrued expenses and taxes                                     (28,094)      (730,536)
        Federal tax payable                                                  -        (25,000)
                                                                    -----------   ------------
           Total adjustments                                           175,701     (1,024,115)
                                                                    -----------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                  (64,553)    (1,267,576)
                                                                    -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                          -           (681)
                                                                    -----------   ------------
NET CASH USED IN FINANCING ACTIVITIES                                        -           (681)
                                                                    -----------   ------------
DECREASE IN CASH                                                       (64,553)    (1,268,257)

CASH - BEGINNING OF PERIOD                                             803,955      2,645,338
                                                                    -----------   ------------
CASH - END OF PERIOD                                                $  739,402    $ 1,377,081
                                                                    ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                      $        -    $         -
                                                                    ===========   ============
        Cash paid for taxes                                         $        -    $    25,000
                                                                    ===========   ============

                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2007.

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

         Restricted Cash - As per the terms of the asset sale cash held in escrow will be released in three traunches of $500,000, on July 16, 2006, December 16, 2006 and June 16, 2007. The June 16, 2007 release has been delayed pending ongoing litigation between the Company, escrow agent and Oak Beverages, Inc. (see Note 5)

         Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

5.       LITIGATION

         The Company was a defendant in an action commenced in Supreme Court, Kings County captioned F&V Distribution Company LLC v. Capital Beverage Corp. and GE Capital Corp. The complaint alleged that the Company and GE Capital Corp. ("GE Capital"), constructively abandoned certain equipment leased by the Company from GE Capital and sought a declaratory judgment stating that neither the Company nor GE Capital have any further ownership interest in the equipment and that F&V Distribution Company LLC may remove and dispose of the equipment. GE Capital filed cross-claims in this case against the Company for breach of the subject lease. The Company paid $14,000 to General Electric Capital Corporation to settle the lawsuit. The Stipulation of Discontinuance was filed with the Clerk of the Kings County Supreme Court on May 8, 2007.

         On June 26, 2007, the Company filed a complaint against Oak Beverages, Inc. ("Oak"), Victoria Beverage, Inc. ("Victoria"), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that, under the parties' Asset Purchase Agreement, dated September 15, 2005 and Escrow Agreement, dated December 16, 2005, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor. The Company disputes Oak and Victoria's claim for the additional unemployment taxes on the grounds that the Company is not liable for contributions that were assessed to Oak post-closing (1) as a result of Oak's voluntary decision to employ Company personnel, and (2) as a natural consequence of Oak's increase in assets following its purchase of the Company's assets in 2005. On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company's complaint alleging that the Asset Purchase Agreement was deliberately structured such that any liability would be retained by the Company post-closing and would not be transferred to Oak and that, under the terms of the Asset Purchase Agreement, the Company agreed to indemnify Oak for all damages arising out of the liabilities and obligations the Company agreed to undertake. Further action in the matter is currently pending.

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

RESULTS OF OPERATIONS

         The Company had no revenue from operations for the six months ended June 30, 2007 and 2006. However, it did have other income from the sale of the State Liquor Authority license.

         General and administrative expenses for the six months ended June 30, 2007 and 2006 was $269,059 and $135,035, respectively, which consisted mostly of legal fees, professional fees, tax accruals and the salary to our only remaining employee.

         At June 30, 2007 and December 31, 2006, respectively, we had a working capital (deficit) of $(230,959) and $7,695, respectively.


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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company was a defendant in an action commenced in Supreme Court, Kings County captioned F&V Distribution Company LLC v. Capital Beverage Corp. and GE Capital Corp. The complaint alleged that the Company and GE Capital Corp. ("GE Capital"), constructively abandoned certain equipment leased by the Company from GE Capital and sought a declaratory judgment stating that neither the Company nor GE Capital have any further ownership interest in the equipment and that F&V Distribution Company LLC may remove and dispose of the equipment. GE Capital filed cross-claims in this case against the Company for breach of the subject lease. The Company paid $14,000 to General Electric Capital Corporation to settle the lawsuit. The Stipulation of Discontinuance was filed with the Clerk of the Kings County Supreme Court on May 8, 2007.

             On June 26, 2007, the Company filed a complaint against Oak Beverages, Inc. ("Oak"), Victoria Beverage, Inc. ("Victoria"), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that, under the parties' Asset Purchase Agreement, dated September 15, 2005 and Escrow Agreement, dated December 16, 2005, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor. The Company disputes Oak and Victoria's claim for the additional unemployment taxes on the grounds that the Company is not liable for contributions that were assessed to Oak post-closing (1) as a result of Oak's voluntary decision to employ Company personnel, and (2) as a natural consequence of Oak's increase in assets following its purchase of the Company's assets in 2005. On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company's complaint alleging that the Asset Purchase Agreement was deliberately structured such that any liability would be retained by the Company post-closing and would not be transferred to Oak and that, under the terms of the Asset Purchase Agreement, the Company agreed to indemnify Oak for all damages arising out of the liabilities and obligations the Company agreed to undertake. Further action in the matter is currently pending.

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



Date:         August 13, 2007      CAPITAL BEVERAGE CORPORATION
                                                     (Registrant)



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