Form 10-Q
period 2007-09-30
CAPITAL BEVERAGE CORP
filed 2007-11-19
CIK 1020186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2007

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

The number of shares of common stock, $.001 par value, outstanding as of November 19, 2007 was 3,792,045.

                          CAPITAL BEVERAGE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           Balance Sheets......................................................3
           Statements of Operations............................................4
           Statements of Cash Flows............................................5
           Notes to Financial Statements.....................................6-8
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9-10
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks.....................................................10
Item 4.    Controls and Procedures............................................10

PART II - OTHER INFORMATION
Item 1.  -Legal Proceedings...................................................10
Item 1A. -Risk Factors........................................................10
Item 2.  -Unregistered Sales of Equity Securities and Use of  Proceeds........10
Item 3.  -Defaults Upon Senior Securities.....................................10
Item 4.  -Submission of Matters to Vote of Securities Holders.................10
Item 5.  -Other Information...................................................10
Item 6.  -Exhibits............................................................10
Signatures....................................................................11

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                          CAPITAL BEVERAGE CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           September 30,     December 31,
                                                                                               2007              2006
                                                                                        ----------------    ---------------
                                                                                          (Unaudited)
CURRENT ASSETS:
     Cash                                                                             $           2,691   $         67,910
     Restricted cash                                                                            741,266            736,045
     Other receivable                                                                            10,000                  -
                                                                                        ----------------    ---------------
         TOTAL CURRENT ASSETS                                                                   753,958            803,955

OTHER ASSETS                                                                                      1,929              3,530
                                                                                        ----------------    ---------------

                                                                                      $         755,887   $        807,485
                                                                                        ================    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                                 $         942,092   $        768,166
     Accrued officer salary                                                                     167,618                  -
     Accrued expenses and taxes                                                                  43,081             28,094
                                                                                        ----------------    ---------------
         TOTAL CURRENT LIABILITIES                                                            1,152,792            796,260
                                                                                        ----------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, no shares issued and outstanding                                                -                  -
     Common stock, $.001 par value; authorized 20,000,000 shares;
         issued and outstanding 3,792,045 shares                                                  3,793              3,793
     Additional paid-in capital                                                               5,986,249          5,986,249
     Accumulated deficit                                                                     (6,386,946)        (5,978,817)
                                                                                        ----------------    ---------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (396,904)            11,225
                                                                                        ----------------    ---------------

                                                                                      $         755,887   $        807,485
                                                                                        ================    ===============




                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF OPERATIONS



                                                      Three Months Ended September 30,          Nine Months September 30,
                                                   ----------------------------------------   ------------------------------
                                                          2007                  2006              2007            2006
                                                   --------------------    ----------------   -------------   --------------
                                                       (Unaudited)           (Unaudited)       (Unaudited)     (Unaudited)

REVENUES                                         $                   -   $               -               -  $             -
                                                   --------------------    ----------------   -------------   --------------

COSTS AND EXPENSES:
    General and administrative                                 350,222              88,771         436,933          167,205
    Bad debt reserve                                                 -             108,426               -          108,426
                                                   --------------------    ----------------   -------------   --------------
                                                               350,222             197,197         436,933          275,631
                                                   --------------------    ----------------   -------------   --------------

                                                              (350,222)           (197,197)       (436,933)        (275,631)
OTHER INCOME:
    Interest income                                              1,978               2,588           3,805           14,099
    Sale of liquor license                                      25,000                   -          25,000                -
                                                   --------------------    ----------------   -------------   --------------

NET LOSS                                         $            (323,244)  $        (194,609)       (408,128) $      (261,532)
                                                   ====================    ================   =============   ==============

NET LOSS PER SHARE:
    Basic and diluted                            $               (0.09)  $           (0.05)          (0.11) $         (0.07)
                                                   ====================    ================   =============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                                        3,792,045           3,792,045       3,792,045        3,792,045
                                                   ====================    ================   =============   ==============






                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended September 30,
                                                                                        ------------------------------------
                                                                                               2007                2006
                                                                                        ----------------   -----------------
                                                                                           (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $        (408,128) $         (261,532)
                                                                                        ----------------   -----------------
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
           Bad debt reserve 108,426 Changes in assets and liabilities:
        Other receivable                                                                        (10,000)
        Other assets                                                                              1,601                   -
        Accounts payable                                                                        173,925            (325,919)
        Accrued officer salary                                                                  167,618                   -
        Accrued expenses and taxes                                                               14,987            (746,717)
        Federal tax payable                                                                           -             (85,000)
                                                                                        ----------------   -----------------
           Total adjustments                                                                    348,131          (1,049,210)
                                                                                        ----------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                           (59,997)         (1,310,742)
                                                                                        ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                                                   -                (681)
                                                                                        ----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                                                 -                (681)
                                                                                        ----------------   -----------------

DECREASE IN CASH                                                                                (59,997)         (1,311,423)

CASH - BEGINNING OF PERIOD                                                                      803,955           2,645,338
                                                                                        ----------------   -----------------

CASH - END OF PERIOD                                                                  $         743,958  $        1,333,915
                                                                                        ================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
        Cash paid for interest                                                        $               -  $                -
                                                                                        ================   =================
        Cash paid for taxes                                                           $               -  $           25,000
                                                                                        ================   =================



                 See notes to consolidated financial statements.

                          CAPITAL BEVERAGE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (Unaudited)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2007.

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

RESULTS OF OPERATIONS

         The Company had no revenue from operations for the nine months ended September 30, 2007 and 2006. However, it did have other income from the sale of the State Liquor Authority license.

         General and administrative expenses for the nine months ended September 30, 2007 and 2006 was $436,933 and $167,205, respectively, which consisted mostly of legal fees, professional fees, tax accruals and the salary to our only remaining employee. The reason for the increase is mainly attributed to an increase in legal fees due to the ongoing litigation during the nine months ended September 30, 2007.

         At September 30, 2007 and December 31, 2006, respectively, we had a working capital (deficit) of $(398,833) and $7,695, respectively.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings - There have been no material developments in our legal proceedings from those disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

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

Item 6.  Exhibits

(a)         Exhibits

            31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
                        Sarbanes Oxley Act of 2002

            31.2     Certification of Treasurer pursuant to Section 302 of the Sarbanes
                        Oxley Act of 2002

            32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
                        Sarbanes Oxley Act of 2002

            32.2     Certification of Treasurer pursuant to Section 906 of the
                        Sarbanes Oxley Act of 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 19, 2007               CAPITAL BEVERAGE CORPORATION
                                               (Registrant)



                               By:  /s/Carmine N. Stella
                                       -----------------
                                       Carmine N. Stella
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




                               By:  /s/Carol Russell
                                       -------------
                                       Carol Russell
                                       Secretary and Treasurer (Principal
                                       Financial Officer and Accounting Officer)