Form 10-K
period 2007-12-31
CAPITAL BEVERAGE CORP
filed 2008-05-09
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K

☒      Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

☐       Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ___________________to ___________________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

# 8178306

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

       Issuer's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 15, 2008, was approximately $18,920.45.

Number of shares outstanding of the issuer's Common Stock as of April 15, 2008 was 3,792,045.

DOCUMENTS INCORPORATED BY REFERENCE: None

Capital Beverage Corporation
2007 Form 10-K Annual Report
TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	8
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON	12
ITEM 6.	SELECTED FINANCIAL DATA	13
ITEM 7.	MANAGEMENT'S DISCUSSION	15
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES	17
ITEM 8.	FINANCIAL STATEMENTS	17
ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON	17
	ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A.	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	17

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	18
ITEM 11.	EXECUTIVE COMPENSATION	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

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
Prime Time Lager, Prime Time Malt Liquor, Iron City,
Iron City Light, Light Twist Acapulco Lime, Iron City
Twist, Rio Cherry, Old German, Augustiner, Evil Eye
Ale, Evil Eye Black Jack, Evil Eye Amber Lager, Evil
Eye Honey Brown

     On June 29, 2001, pursuant to the Purchase Agreement, the Company purchased all of the assets of Prospect’s business which related to Prospect’s business of distributing beverages, including among other things, beer distribution rights, properties, rights, leases, interests, goods and customer lists of Prospect. The purchase price of the assets consisted of the assumption by the Company of certain liabilities of Prospect and the issuance of an aggregate of five hundred thousand (500,000) shares of the common stock of the Company to the shareholders of Prospect. Inclusive with the acquisition came the following national brands: Colt 45, Old Milwaukee, Schaefer, Schlitz, Champale, Schmidts, Stroh, Piels, McSorleys and also an extensive list of various imports.

     As of September 15, 2005, the Company, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Oak Beverages, Inc., a New York corporation ("Oak"), pursuant to which the Company agreed to sell, and Oak agreed to purchase (the “Asset Sale”), the Company's exclusive distribution rights for the Pabst brands, Pittsburgh brands and Ballantine brands (the “Assets”). The Asset Purchase Agreement contained customary representations and warranties, conditions to closing (including shareholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the "Information Statement") to its stockholders), and termination and indemnification provisions.

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

     Prior to the closing of the transaction, the Asset Purchase Agreement and sale of Assets to Oak were approved unanimously by the Company’s Board of Directors and the terms of the transaction were submitted for stockholder approval. As permitted by Delaware law and the Company’s Certificate of Incorporation, the Company received a written consent from the majority Approving Stockholders of the Company approving the Asset Purchase Agreement and the related Asset Sale. An Information Statement was furnished for the purposes of informing stockholders, in the manner required under the Securities Exchange Act of 1934, as amended, of the Asset Sale before it was consummated.

     As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000.00), of which One Million Five Hundred Thousand Dollars ($1,500,000.00), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, dated December 16, 2005 (the “Escrow Agreement”), for at least 18 months for post closing indemnification claims which may be asserted by Oak (the “Escrow”). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes. In addition, Oak has asserted a claim for indemnification against the remaining funds in the Escrow. See Legal Proceedings in Item 3 of this Annual Report on Form 10-K.

     As of April 15, 2008, approximately $1,967,848.22 has been released from Escrow and has been used to pay outstanding liabilities of the Company. Approximately $569,982.79 remains in Escrow.

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

Structure of the Company

     After application of the net proceeds in the manner contemplated, and assuming ultimate release to us of the entire escrowed amount, and after deduction of transaction costs and expenses in connection with the Asset Sale, the Company will only hold equipment not part of the Asset Sale.

     The Company does not have any ongoing operations subsequent to the Asset Sale, except for the collection of accounts receivable and the payment of its liabilities. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations.

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

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We currently have no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

The Company Has No Existing Agreement For A Business Combination Or Other Transaction. We have no agreement with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

We Cannot Guarantee That The Final Distributions To the Company Will Be Made From Escrow. On the closing date of the Asset Sale, the Company, Oak and Dealy and Silberstein LLP, as escrow agent, entered into an Escrow Agreement, pursuant to which at the closing, Oak deposited $1.5 million of the purchase price in an escrow account with the escrow agent (the “Escrow”). This amount is being held to satisfy potential purchase price adjustments and any claims for indemnification that Oak may have for breaches of the Company's representations, warranties, covenants or other obligations in the Asset Purchase Agreement. Upon each of the 6 month, 12 month and 18 month anniversaries of the closing date, one third of this amount (less any outstanding claims for indemnification) shall be delivered by the escrow agent to Capital. The final distribution of these funds shall be delivered by the escrow agent to Capital upon the later of the 18 month anniversary of the closing date, or the date upon which all pending claims are resolved. We cannot guarantee that the final distributions to Capital from the escrow agent will be made. As of April 15, 2008, approximately $1,967,848.22 have been released from Escrow and have been used to pay outstanding liabilities of the Company.

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

We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one recent Nasdaq rule approved by the Commission requires that a majority of our Board of Directors be composed of independent directors by our 2006 Annual Meeting of Stockholders. Currently, two (2) of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a “financial expert.” We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

  Limited release of the market prices of our securities;

  Limited news coverage of us;

  Limited interest by investors in our securities;

  Volatility of our stock price due to low trading volume;

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

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.

ITEM 2.

PROPERTIES.

Currently, the Company neither rents nor owns any properties.

ITEM 3.

LEGAL PROCEEDINGS.

     On or about October 24, 2005 Amelia Wallen (“Wallen”), a former employee of the Company filed a verified complaint with the New York City Commission on Human Rights (“NYCCHR”), captioned, Amelia Wallen v. F.V. Distribution Co., LLC, Monty Matrisciani, Tom Marigliano, Capital Beverage Corporation, Diversified Distributors Network. The complaint alleged that the Company terminated Ms. Wallen's employment and misrepresented the status of the Company based upon Ms. Wallen's age, national origin and race. The NYCCHR dismissed the complaint on December 15, 2007 in its Determination and Order. Since Wallen did not appeal the NYCRR’s Determination and Order, this matter is closed.

     On June 26, 2007, the Company filed a complaint against Oak, Victoria Beverage, Inc. ("Victoria"), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that, under the parties' Asset Purchase Agreement and Escrow Agreement, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor. The Company disputes Oak and Victoria's claim for the additional unemployment taxes on the grounds that the Company is not liable for contributions that were assessed to Oak post-closing (1) as a result of Oak's voluntary decision to employ Company personnel, and (2) as a natural consequence of Oak's increase in assets following its purchase of the Company's assets in 2005. On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company's complaint alleging that the Asset Purchase Agreement was deliberately structured such that any liability would be retained by the Company post-closing and would not be transferred to Oak and that, under the terms of the Asset Purchase Agreement, the Company agreed to indemnify Oak for all damages arising out of the liabilities and obligations the Company agreed to undertake. On August 15, 2007, the Company filed a reply to Oak and Victoria's counterclaim. Further action in the matter is currently pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the holders of the Company’s Common Stock during the last quarter of its fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on The Nasdaq SmallCap Market on the effectiveness of the Company's Initial Public Offering on July 17, 1997 under the symbol "CBEV". The Common Stock is regularly quoted and traded on the OTC Bulletin Board. The Company’s securities were delisted by The NASDAQ Stock Market on June 19, 2001.

     The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2005 to December 31, 2007 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2005 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.35	.15
Second Quarter	.34	.17
Third Quarter	.25	.13
Fourth Quarter	.17	.09

2006 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.20	.09
Second Quarter	.15	.06
Third Quarter	.12	.08
Fourth Quarter	.20	.07

2007 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.32	.10
Second Quarter	.25	.18
Third Quarter	.24	.17
Fourth Quarter	.17	.13

     On April 15, 2008, the closing price of the Common Stock as reported on the OTC Bulletin Board was $.10. As of April 15, 2008, there were 170 holders of record of Common Stock.

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

Repurchases by the Company

     During the fourth quarter of 2007, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.

SELECTED FINANCIAL DATA.

     The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

Item 6: SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements. Historical results are not necessarily indicative of future results.

December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of
Operations Data:
Revenues	$-	$-	$-	$-	$-

General and administrative expenses
	$474,864	$312,398	$817,248	$387,306	$437,872
Bad debt reserve	$-	$108,426
Non-cash compensation	$-	$-	$-	$91,724	$98,276
Loss from continuing operations
	$(474,864)	$(420,824)	$(817,248)	$(479,030)	$(536,148)
Discontinued operations:

Interest expense, net	$-	$17,261	$(702,848)	$(738,812)	$(543,136)
Gain on sale of distribution rights
	$-	$-	$8,235,907	$-	$-
Income taxes		$-	$(85,000)	$-	$-
(Loss) gain from discontinued operations
	$-	$(74,353)	$(2,781,110)	$(3,059,071)	$1,103,455
Income (loss)		$(477,916)	$3,849,701	$(4,276,913)	$24,171
Diluted income (loss) from continuing operations per share:

	$(0.13)	$(0.11)	$(0.22)	$(0.13)	$(0.14)
Diluted income (loss) from discontinued operations per share:

	$-	$(0.02)	$1.23	$(1.00)	$0.15
Diluted income (loss) per share:
	$-	$(0.13)	$1.02	$(1.13)	$0.01
Diluted weighted-average number of shares outstanding:
	3,792,045	3,792,045	3,792,045	3,792,045	3,792,045

Consolidated Balance Sheet
Data (at end of period):
Cash and cash equivalents	$188	$67,910	$131,738	$96,220	$189,276
Restricted cash	$742,977	$736,045	$2,513,600	$-	$-
Working capital (deficit)	$(465,568)	$7,695	$(225,549)	$(3,247,703)	$(4,028,322)
Total assets	$750,094	$807,485	$2,765,535	$4,521,860	$8,153,142
Total debt	$-	$-	$-	$4,630,999	$4,601,761
Total stockholders’ equity (deficit)
	$(463,640)	$11,225	$340,435	$(3,509,266)	$675,923

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial operations and financial conditions. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     As of December 16, 2005, the Company closed the sale of the Assets to Oak, pursuant to the terms and conditions of the Asset Purchase Agreement. The purchase price paid by Oak for the Assets was Nine Million Three Hundred Thousand Dollars ($9,300,000.00), of which One Million Five Hundred Thousand Dollars ($1,500,000.00), was deposited with an escrow agent, pursuant to the terms of an escrow agreement, for at least 18 months for post closing indemnification claims which may be asserted by Oak (the “Escrow”). A substantial amount of the proceeds from the transaction were used by the Company to repay outstanding indebtedness and for working capital purposes.

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

     We will continue to incur claims, liabilities and expenses, which will reduce the realizable value of our remaining assets and the amount potentially available for distribution to stockholders. Claims, liabilities and expenses from operations (such as salaries, directors’ and officers’ insurance, payroll and taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred subsequent to the Asset Sale. These expenses will have to be satisfied from our remaining assets and, therefore, will reduce the net realizable value of those assets.

     The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

     As of December 2, 2005, all employees were terminated, except for Carmine Stella who will continue to serve as the Company’s Chief Executive Officer.

Results Of Operations – December 31, 2007 and 2006

     The Company had no revenue from operations for the twelve months ended December 31, 2007 and 2006. However, it did have other income from the sale of the State Liquor Authority license.

     General and administrative expenses for the twelve months ended December 31, 2007 and 2006 was $474,864 and $295,137, respectively, which consisted mostly of legal fees, professional fees, tax accruals and the salary and expenses to our only remaining employee.

     At December 31, 2007 and December 31, 2006, respectively, we had a working capital (deficit) of ($465,568) and $7,695, respectively.

Results Of Operations – December 31, 2006 and 2005

     We had no revenue from operations for the twelve months ended December 31, 2006. Our revenues for the same period in 2005 have been reclassified to discontinued operations.

     General and administrative expenses for the twelve months ended December 31, 2006 were $295,137, which consisted mostly of legal fees, accounting fees, payroll taxes, and salary and expenses paid to our only remaining employee. General and administrative expenses for the twelve months ended December 31, 2005 were $817,248. The large decrease in general and administrative expenses was mainly due to the company not operating in 2006, since it ceased its operation in December of 2005. The reduction amount is highlighted in the areas of professional fees incurred to execute the asset sale.

     Bad debt reserve in the amount of $108,426 resulted in our decision to reserve 100% of the Blue Ox receivable due to non-payment from Blue Ox.

     At December 31, 2006 and December 31, 2005, respectively, we had a working capital of $7,695.00 and a working capital deficit of ($225,549), respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of the Company’s indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

ITEM 8. FINANCIAL STATEMENTS.

See financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with our accountants on accounting or financial disclosure during the period covered by this report.

ITEM 9A. CONTROLS AND PROCEDURES.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2007.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

     The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held
Carmine N. Stella	56	President, Chief Executive Officer,
		Chairman of the Board of Directors
Carol Russell	52	Secretary, Treasurer and Director
Joseph M. Luzzi*	60	Director
Michael Matrsciani	52	Director
Daniel Matrisciani(1)	61	Director and Vice President of Operations
Vito Cardinale*	48	Director

(1) Daniel Matrisciani resigned in his capacity as Vice President of Operations of the Company as of December 2, 2005.

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

     Michael Matrisciani – Mr. Matriscinai has been a Director of the Company since June 2001. Mr. Matrisciani has been in the beverages distribution his entire career. He managed a group of beverage centers for years before entering into the wholesale business. Mr. Matrisciani started with Prospect Beverages, Inc. as a sales manager and went on to become a principal and CFO. He has certificates in finance and real estate from NYU in NYC. He is also a Dale Carnegie graduate. Mr. Matrisciani is a board member of the New York State Beer Wholesalers association and board member of SCI, an international conservation and humanitarian organization.

     Daniel Matrisciani – Mr. Matrisciani has been a Director since June 2001. Mr. Matrisciani was Vice President of Operations from June 2001 to December 2, 2005. Mr. Matrisciani has been involved in the beer business for almost 40 years. He has successfully owned and operated, with his partners a chain of Thrifty Beverage Centers in the NYC market place. Mr. Matrisciani was a principal and director of wholesaler relations with Prospect Beverages, Inc. a company he founded with his partners in 1981. Mr. Matrisciani is a decorated veteran of the Vietnam conflict, having served as a crew chief on a UH-1B helicopter gunship (huey). Daniel Matrisciani is the brother of Michael Matrisciani.

     Vito Cardinale – Mr. Cardinale has been a Director of the Company since June 2001. Mr. Cardinale has held various positions as President and CEO of Cardinale Enterprises Inc., a real estate holding and business venture corporation. With holdings in various companies from 1981 to the present. Mr. Cardinale is currently CEO of School Time Products, Inc., an educational publisher and wholesaler distributor to the New York City Board of Education. He is also President, and CEO, of Unlimited Office Products, Inc., an office equipment company, PC and technology company selling throughout the New York City metropolitan area. Mr. Cardinale holds a B.S. degree in Industrial and Mechanical Engineering from the City University of N.Y. Mr. Cardinale has held positions as President, Vice President and Board Member for various organizations, such as Gateway Rotary, Chamber of Commerce, YMCA and Make A Wish Foundation (Rainbow’s Hope). He is also a life member of Safari Club International, North American Hunting Club, Buck Masters, the Sheep Foundation, Bass Masters and other various sporting organizations throughout the world.

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

     The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2007 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

     Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2007 Form 10-K.

     The audit committee consists of two members Vito Cardinale and Joseph Luzzi, both of whom are "independent" for purposes of stock exchange listing standards. The audit committee does not currently have an individual who qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

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

  Adequately compensate our senior executive for achieving important near-term objectives;

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

Reasons For Paying Each Element Of Compensation

The reasons for paying each element of compensation are as follows:

  Salary is paid for ongoing performance throughout the year.

  The annual bonus component of executive compensation is in place to encourage and reward the achievement of the various components of the Company’s business strategy.

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

Role Of Executive Officers In Determining Compensation

     The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers.

     The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2005, 2006 and 2007.

Summary Compensation Table

Annual Compensation Awards				Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)

			Other Annual	Restricted	Stock Option
Name and Principal Position	Year	Salary	Compensation	Award	Grants

Carmine N. Stella	2007	$210,027.96	-0-	-0-	-0-
President, Chief Executive Officer, Chairman of the Board	2006	$210,027.96	-0-	-0-	-0-
	2005	$71,247.96	-0-	-0-	-0-

Anthony Stella	2007	-0-	-0-	-0-	-0-
Vice President of Sales and Managing Director	2006	-0-	-0-	-0-	-0-
	2005	$44,662.68	-0-	-0-	-0-

Carol Russell	2007	-0-	-0-	-0-	-0-
Secretary Treasurer and Director	2006	-0-	-0-	-0-	-0-
	2005	$64,192.37	-0-	-0-	-0-

Daniel Matrisciani	2007	-0-	-0-	-0-	-0-
Vice President of Operations and Director	2006	-0-	-0-	-0-	-0-
	2005	$44,668.80	-0-	-0-	-0-

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

Employment Agreements

     The Company entered into an employment agreement with Mr. Stella on October 1, 1996 which provides for a three-year term and includes annual compensation of $300,000, plus certain fringe benefits including health and life insurance. The contract was renewed for another three years and expired in October, 2003. In June 2004, Mr. Stella’s employment agreement was extended for an additional two years in accordance with the terms of his expired contract.

     As of June 2001, the Company entered into an employment agreement with Alex Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company’s director of supplier relationships. The term of Mr. Matrisciani’s employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani’s employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $172,000. Mr. Matrisciani’s employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani’s employment agreement was terminated.

     As of June 2001, the Company entered into an employment agreement with Daniel Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company’s vice president of operations. The term of Mr. Matrisciani’s employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani’s employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company’s performance. Mr. Matrisciani’s employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani’s employment agreement was terminated.

     As of June 2001, the Company entered into an employment agreement with Michael Matrisciani pursuant to which Mr. Matrisciani agreed to serve as the Company’s director of administration. The term of Mr. Matrisciani’s employment under the agreement is three years in favor of Mr. Matrisciani to extend the term for an additional two years. In June 2004, Mr. Matrisciani’s employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company’s performance. Mr. Matrisciani’s employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani’s employment agreement was terminated.

     As of June 2001, the Company entered into an employment agreement with Monty Martisciani pursuant to which Mr. Matrisciani agreed to serve as the Company’s director of sales and marketing. The term of Mr. Matrisciani’s employment under the agreement is three years with options in favor of Mr. Matrisciani to extend the terms of an additional two years. In June 2004, Mr. Matrisciani’s employment agreement was extended for an additional two years. The Company agreed to pay Mr. Matrisciani an annual base salary of $192,000. In addition to the base salary, Mr. Matrisciani is entitled to receive bonuses based upon the Company’s performance. Mr. Matrisciani’s employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Matrisciani’s employment agreement was terminated.

     As of June 2001, the Company entered into an employment agreement with Anthony Stella pursuant to which Mr. Stella agreed to serve as the Company’s vice president of sales and marketing. The term of Mr. Stella’s employment under the agreement is three years with options in favor of Mr. Stella to extend the terms of an additional two years. In June 2004, Mr. Stella’s employment agreement was extended for an additional two years. The Company agreed to pay Mr. Stella an annual base salary of $190,000. In addition to the base salary, Mr. Stella is entitled to receive bonuses based upon the Company’s performance. Mr. Stella’s employment agreement contains other customary provisions including provisions regarding confidentiality and solicitation. As of December 31, 2005, Mr. Stella’s employment agreement was terminated.

     All financial consideration in each of the aforementioned employment agreements were reduced by thirty percent (30%) for an undetermined period of time.

Payment of Accrued Unpaid Salaries and Severance

     Certain members of management have not received their salaries and expenses since May 1, 2005. Accordingly, the following individuals are entitled to be paid accrued and unpaid salaries from the proceeds from the Asset Sale received by the Company in the amounts set forth adjacent to their names (such amounts calculated as of December 31, 2007): Carmine Stella ($272,632.46); Anthony Stella ($39,654); Michael Mastrisciani ($40,067.51); Daniel Mastrisciani ($40,067.50); Monty Mastrisciani ($40,067.50); and Alex Mastrisciani ($35,479.50) . The Company has reimbursed such employees for out-of-pocket expenses incurred by them in connection with the performance of their duties which, as of December 31, 2007, total approximately $4,430.48. As of December 31, 2007, out-of-pocket expenses of $36,500.00 incurred by such employees have accrued but have not been paid to such employees.

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

     The following table sets forth as of April 15, 2008, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of	Shares of Common	Percentage (%) of
Beneficial Owner (1)	Stock Owned (3)	Common Stock (3)

Carmine Stella	712,500	18.8%
Anthony Stella	237,500	6.3%
Carol Russell	0	0%
Joseph Luzzi	0	0%
Alex Matrisciani(2)	237,500	6.3%
Michael Matrisciani(2)	237,500	6.3%
Daniel Matrisiciani(2)	237,500	6.3%
Vito Cardinale	0	0%
Monty Matrisciani(2)	237,500	6.3%
Wachovia Corporation	264,500	6.98%
One Wachovia Center
Charlotte, NC 28288-0137
Casimir Capital L.P.	1,000,000(4)	20.9%
100 Broadway, 11th Floor
New York, NY 10005

All officers and directors as a	1,900,000	50%
group (nine (9) persons)

(1)	The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 120 Rio Vista Drive, Norwood, New Jersey 07648.
(2)	Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(3)

Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)–3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.

(4)	Includes warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable at $1.00 per share.

     The following table presents information as of April 15, 2008 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

Equity Compensation Plan Information

			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights

		Weighted-average exercise price of outstanding options, warrants and rights

Plan category

	(a)	(b)	(c)
Equity compensation plans approved by security holders

	0	--	--
Equity compensation plans not approved by security holders

	1,850,000	$.62	0
Total	1,850,000	$.62	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     There were no transactions during the fiscal year ended December 31, 2007, or any currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of Company’s common stock, or any member of the immediate family of any of the foregoing persons, has or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

     Consistent with the Audit Committee’s responsibility for engaging our independent auditors, subsequent to January 1, 2005, all audit and permitted non-audit services require pre-approval by the Audit Committee. Subsequent to January 1, 2005, all services performed by the auditors will be pre-approved.

     During the fiscal years ended December 31, 2007 and 2006 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

     The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2007 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.00. The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2006 and for the review of our quarterly reports on Form 10-Q for the same year totaled $35,500.00.

Audit Related Fees

     There was a fee of $875.00 paid to Sherb & Co., LLP for services rendered in connection with SEC edgarization filings during the year ended December 31, 2007. There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the year ended December 31, 2006.

Financial Information Systems Design and Implementation Fees

     There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2007 and 2006.

Tax Fees

     There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2007 and 2006.

All Other Fees

     There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2007 and 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.
Index

	Independent Auditors' Report	F - 2

Consolidated Financial Statement

	Consolidated Balance Sheet	F - 3
	Consolidated Statements of Operations	F - 4
	Consolidated Statements of Stockholders' Equity	F - 5
	Statements of Cash flows	F - 6
	Notes to Financial Statements	F - 7 -18

(a)(2)	Financial Statement Schedules.
(b)	Exhibits
1.1	Form of Underwriting Agreement.*
1.2	Form of Agreement Among Underwriters.*
1.3	Form of Selected Dealer Agreement.*
3.1	Certificate of Incorporation.*
3.2	Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*
3.3	Form of Certificate of Designations Relating to Series B Preferred Stock.*
3.4	ByLaws.*
4.1	Specimen Common Stock Certificate.*
4.2	Specimen Series A Preferred Stock Certificate.*
4.3	Specimen Series B Preferred Stock Certificate.*
4.4	Specimen Class A Warrant Certificate.*
4.5	Form of Convertible Bridge Note.*
32

4.6	Form of Class A Warrants Issued to Certain Members of Management.*
4.7	Form of Class A Warrants Issued in 1996 Private Placement Financing.*
4.8	Form of Representative’s Unit Purchase Option Agreement.*
4.9	Form of Warrant Agreement.*
10.1	Agreement with Consolidated Beverage Corp. relating to Pabst Distribution Rights *
10.2	Form of Series of Promissory Notes to Consolidated Beverage Corporation *
10.3	Bill of Sale from Consolidated Beverage Corp. to Registrant.*
10.4	Distributorship Agreement with Pabst Brewing Company *
10.5	Agency Agreement with Vito Santoro, Inc.*
10.6	Employment Agreement between Registrant and Carmine N. Stella.*
10.7	1996 Incentive Stock Option Plan.*
10.8	Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*
10.9	Merger Agreement relating to Vito Santoro, Inc.*
10.10	Asset Purchase Agreement, dated as of May 4, 2001 between Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 14, 2001.)

10.11	Voting Agreement, dated as of June 29, 2001, among Carmine Stella and Anthony Stella,
Monty Matrisciani, Michael Matrisciani, Daniel Matrisciani and Alex Matrisciani,
Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant’s
Current Report on Form 8-K/A filed on December 31, 2001.)

10.12	Employment Agreement, dated as of June 29, 2001, between Registrant and Alex
Matrisciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)

10.13	Employment Agreement, dated as of June 29, 2001 between Registrant and Daniel
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)

Employment Agreement, dated as of June 29, 2001, between Registrant and Michael
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

33

10.15	Employment Agreement, dated as of June 29, 2001, between Registrant and Monty
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.16	2003 Stock Option Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2003)

10.17	Asset Purchase Agreement, dated as of September 15, 2005, between Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K dated September 15, 2005)

10.18	Sub-Distribution Agreement dated as of September 15, 2005 between the Registrant and Oak Beverages Inc. (Incorporated by reference to Registrant’s Current Report on Form 8- K dated September 15, 2005)

10.19	Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages
Inc. and escrow agent. (Incorporated by reference to Registrant’s Annual Report on Form
10-KSB for the annual period ending December 31, 2005.)

10.20	Amendment to Escrow Agreement, dated as of December 16, 2005, between Registrant,
Oak Beverages Inc. and escrow agent. (Incorporated by reference to Registrant’s Annual
Report on Form 10-KSB for the annual period ending December 31, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 8th day of May, 2008.

CAPITAL BEVERAGE CORPORATION By: /s/ Carmine N. Stella________ Carmine N. Stella President, Chief Executive Officer and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Carmine N. Stella	Chief Executive Officer,	May 8, 2008
Carmine N. Stella	President and Chairman of
the Board of Directors

/s/ Carol Russell	Secretary, Treasurer	May 8, 2008
Carol Russell	and Director

/s/ Joseph Luzzi	Director	May 8, 2008
Joseph Luzzi

/s/ Michael Matrisciani	Director	May 8, 2008
Michael Matrisciani

/s/ Daniel Matrisciani	Director	May 8, 2008
Daniel Matrisciani

/s/ Vito Cardinale	Director	May 8, 2008
Vito Cardinale

CAPITAL BEVERAGE CORPORATION
FINANCIAL STATEMENTS
INDEX

Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F - 2
CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	F - 3
Statements of Operations	F - 4
Statements of Stockholders' Equity (Deficit)	F - 5
Statements of Cash Flows	F - 6
Notes to Financial Statements	F - 7 to F - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Capital Beverage Corporation

We have audited the accompanying balance sheet of Capital Beverage Corporation as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP ------------------------------------- Certified Public Accountants

New York, New York April 8, 2008

CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS:
Cash	$188	$67,910
Restricted cash	742,977	736,045
Other receivable - current portion	5,000	-
TOTAL CURRENT ASSETS	748,165	803,955

OTHER ASSETS	1,929	3,530

	$750,094	$807,485

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,171,190	$768,166
Accrued expenses and taxes	42,543	28,094
TOTAL CURRENT LIABILITIES	1,213,733	796,260

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	5,986,249	5,986,249
Accumulated deficit	(6,453,682)	(5,978,817)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(463,640)	11,225

	$750,094	$807,485

See notes to consolidated financial statements.

F-3

CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	474,864	295,137	817,248
Bad debt reserve	-	108,426	-
	474,864	403,563	817,248

LOSS FROM CONTINUING OPERATIONS	(474,864)	(403,563)	(817,248)

DISCONTINUED OPERATIONS:
Interest income (expense)	-	-	(702,848)
Gain on sale of distribution rights	-	74,353	8,235,907
Loss from discontinued operations, net of tax	-	-	(2,866,110)

NET INCOME (LOSS)	$(474,864)	$(329,210)	$3,849,701

NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS
Basic	$(0.13)	$(0.09)	$(0.22)
Diluted	$(0.13)	$(0.09)	$(0.22)

NET INCOME (LOSS) PER SHARE - DISCONTINUED OPERATIONS
Basic	$-	$-	$1.23
Diluted	$-	$-	$1.23

NET INCOME (LOSS) PER SHARE
Basic	$(0.13)	$(0.09)	$1.02
Diluted	$(0.13)	$(0.09)	$1.02

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	3,792,045	3,792,045	3,792,045
Diluted	3,792,045	3,792,045	3,792,045

See notes to consolidated financial statements.

CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional Paid-In Capital		Total Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance December 31, 2004	-	$-	3,792,045	$3,793	$5,986,249	$(9,499,308)	$(3,509,266)
Net income	-	-	-	-	-	3,849,701	3,849,701
Balance December 31, 2005	-	-	3,792,045	3,793	5,986,249	(5,649,607)	340,435
Net loss	-	-	-	-	-	(329,210)	(329,210)
Balance December 31, 2006	-	-	3,792,045	3,793	5,986,249	(5,978,817)	11,225
Net loss	-	-	-	-	-	(474,864)	(474,864)
Balance December 31, 2007	-	$-	3,792,045	$3,793	$5,986,249	$(6,453,681)	$(463,639)

See notes to consolidated financial statements.

F-5

CAPITAL BEVERAGE CORPORATION AND SUBSIDIARY STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(474,864)	$(403,563)	$(817,248)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:

Changes in discontinued operations:
Interest expense		-	(702,848)
Gain on sale of distribution rights	-	-	8,235,907
(Loss) gain from discontinued operations		74,353	(2,866,110)
Changes in discontinued assets and liabilities:
Assets from discontinued operations	-	-	4,413,869
Liabilities from discontinued operations	-	-	(4,630,999)
Changes in assets and liabilities:
Other receivable	-	116,667	(108,426)
Accounts payable and accrued expenses	-	(1,574,755)	(592,768)
Total adjustments	(1)	(1,383,735)	3,748,625

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(474,865)	(1,787,298)	2,931,377

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(681)	(366,743)
Principal payments of capital lease obligations	-	(53,404)	(15,515)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(54,085)	(382,258)

INCREASE (DECREASE) IN CASH	(474,865)	(1,841,383)	2,549,119

CASH - BEGINNING OF YEAR	803,956	2,645,339	96,220

CASH - END OF YEAR	$329,091	$803,956	$2,645,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$703,488
Cash paid for taxes	$-	$-	$25,000

See notes to consolidated financial statements.
F-6

CAPITAL BEVERAGE CORPORATION NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Capital Beverage Corporation (the “Company” or “Capital”) was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. On December 16, 2005, the Company sold substantially all of its assets to Oak Beverages, Inc. In December 1998, CAP Communications, Ltd. (“Cap Com”), a wholly-owned subsidiary, was organized to market domestic and long distance prepaid telephone calling cards to distributors and to the general public. In December 2006, the Company dissolved Cap Com.

The Company will continue to use the proceeds from the sale of the Assets for working capital purposes, including the payment of indebtedness, trade payables and other outstanding obligations. Following the full payment of its creditors, the Company may elect to acquire another entity, issue dividend(s) to its stockholders or invest the net proceeds at the discretion of the Board of Directors and management of the Company. Management currently anticipates that additional transactions may take the form of a dissolution of the corporation, the liquidation of its remaining assets, and the ultimate distribution to stockholders of any assets remaining after satisfaction of its liabilities, including personnel termination and related costs, sale transaction expenses and final liquidation costs. In the event of such dissolution, the residual proceeds of the sale of the Assets would become part of a pool of assets governed by the plan of dissolution. Alternatively, management may elect to invest the net proceeds from the sale of the Assets in assets or operations acquired by the Company. In such an event, no assets will be distributed to the stockholders.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain necessary financing to meet obligations and repay its liabilities when they become due or be acquired by an operating company. The Company plans to continue to provide for capital requirements from the cash from the sale of its assets. There are no assurances that the Company will have sufficient funds to pay its obligations as they become due or be acquired by an operating company.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Restricted Cash – As per the terms of the asset sale the final portion of cash held in escrow was to be released on June 16, 2007. This release has been delayed pending ongoing litigation between the Company, escrow agent and Oak Beverages, Inc. (see Note 5)

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

New Accounting Pronouncements – Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

6. INCOME TAXES

At December 31, 2007 the Company had a net operating loss carryover of $335,000 available as offsets against future taxable income, if any, which expire at various dates through 2027. The Company has a deferred tax asset of $219,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset. At December 31, 2005 the Company recorded an income tax provision of $85,000.00 resulting from the alternative minimum taxes. The Company paid $25,000.00 as full settlement of this liability, therefore, decreasing the liability to $0 as of December 31, 2006.

The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

	Year Ended December 31,
	2007		2006	2005
Expected income tax (benefit)	$(166,000)		$(115,000)	$1,389,000
State tax expense (benefit), net of
Federal effect	(24,000)		(16,000)	198,000
Utilization of net operating loss
carryforward	-		(8,000)	(1,656,000)
Other permanent differences	-		-	100,000
Alternative minimum tax	-		-	85,000
Other	-		-	(31,000)
Increase in valuation allowance	190,000		139,000	-

			-
	$-	$		$85,000

The following is a schedule of the Company’s net deferred tax assets as of:

		December 31,
		2007		2006
Net operating loss carryforward	$		$
		463,000		273,000
Alternative minimum tax		85,000		85,000
Valuation allowance		(548,000)		(358,000)
Net deferred tax asset	$		$
		-		-

7. STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts):

		Weighted Average Exercise Price

	Shares
Outstanding at December 31, 2004	1,850	$0.62
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2007	1,850	$0.62

A summary of options outstanding and exercisable at December 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Life (in years)
			Weighted Average Exercise Price

Range of Exercise Prices				Range of Exercise Prices
	Options				Options
December 31, 2007
$0.23 - $3.50	1,850	6	$0.62	$0.23 - $3.50	1,850
December 31, 2006
$0.23 - $3.50	1,850	7	$0.62	$0.23 - $3.50	1,850
December 31, 2005
$0.23 - $3.50	1,850	8	$0.62	$0.23 - $3.50	1,850

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

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share amounts):

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2004	1,000	1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2007	1,000	$1.00