Form 10-Q
period 2008-03-31
CAPITAL BEVERAGE CORP
filed 2008-06-09
CIK 1020186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to________ Commission File Number: 0-13181 CAPITAL BEVERAGE CORPORATION (Exact name of registrant as specified in its charter)

Delaware	13-3878747
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

120 Rio Vista Drive, Norwood, New Jersey	07648
(Address of principal executive offices)	(Zip Code)

(201) 679-6752

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

The number of shares of common stock, $.001 par value, outstanding as of June 10, 2008 was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$2,232	$188
Restricted cash	569,983	742,977
Other Receivable-Current Portion	-	5,000
TOTAL CURRENT ASSETS	572,215	748,165

OTHER ASSETS	1,929	1,929

	$574,144	$750,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,134,533	$1,171,190
Officer loans	4,000	-
Accrued expenses and taxes	-	42,544
TOTAL CURRENT LIABILITIES	1,138,533	1,213,734

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	5,986,249	5,986,249
Accumulated deficit	(6,554,431)	(6,453,682)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(564,389)	(463,640)

	$574,144	$750,094

See notes to consolidated financial statements.

CAPITAL BEVERAGE CORPORATION STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative	100,750	113,689
	100,750	113,689

LOSS FROM CONTINUING OPERATIONS	(100,750)	(113,689)

NET LOSS	$(100,750)	$(113,689)

NET LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045

See notes to consolidated financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,750)	$(113,689)
Changes in assets and liabilities:
Other assets	-	2,351
Accounts payable	(36,657)	78,989
Accrued expenses and taxes	(42,543)	(28,094)
Other Receivable-Current Portion	5,000	-
Total adjustments	(74,200)	53,246

NET CASH USED IN OPERATING ACTIVITIES	(174,950)	(60,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Officer loans	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	-

DECREASE IN CASH	(170,950)	(60,443)

CASH - BEGINNING OF PERIOD	743,165	803,955

CASH - END OF PERIOD	$572,215	$743,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CAPITAL BEVERAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008.

The accompanying financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended December 31, 2007, which was filed on May 9, 2008.

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

Restricted Cash – As per the terms of the asset sale the final portion of cash held in escrow was to be released on June 16, 2007. This release has been delayed pending ongoing litigation between the Company, escrow agent and Oak Beverages, Inc. (see Note 5) Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 -Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Special Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2007 and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the three months ended March 31, 2008.

     General and administrative expenses for the three months ended March 31, 2008 were $100,750.00, which consisted mostly of legal fees, tax accruals and the salary and expenses to our only remaining employee. General and administrative expenses for the three months ended March 31, 2007 were $113,689.00.

     At March 31, 2008 and December 31, 2007, respectively, we had a working capital (deficit) of ($566,317) and ($465,568), respectively.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

     There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings - There have been no material developments in our legal proceedings from those disclosed in our 2007 Annual Report on Form 10-K.

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders - None

Item 5 - Other Information – None

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

Date:	June 9, 2008		CAPITAL BEVERAGE CORPORATION
(Registrant)

		By:	/s/ Carmine N. Stella

Carmine N. Stella
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Carol Russell

Carol Russell
Secretary and Treasurer (Principal
Financial Officer and Accounting Officer)