Form 10-K/A
period 2007-12-31
CAPITAL BEVERAGE CORP
filed 2008-08-11
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K/A (AMENDMENT NO. 2)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

# 8178306

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A, Amendment No. 2 is being filed by the registrant (i) to correct Item 9/A with respect to management’s assessment of internal control over financial reporting as of December 31, 2007 and (ii) to amend the disclosures contained in Exhibits 31.1 and 31.2, respectively.

Except as described in the above, no other provisions of the Annual Report on Form 10-K or Amendment No. 1 are being amended.

Capital Beverage Corporation
2007 Form 10-K Annual Report
TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	7
ITEM 2.	PROPERTIES	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	11
ITEM 6.	SELECTED FINANCIAL DATA	13
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	16
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS	16
ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	16
ITEM 9A.	CONTROLS AND PROCEDURES	16
ITEM 9B.	OTHER INFORMATION	17

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	18
ITEM 11.	EXECUTIVE COMPENSATION	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSANCTIONS, AND DIRECTOR
	INDEPENDENCE	30
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	31

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

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

ITEM 2. PROPERTIES

Currently, the Company neither rents nor owns any properties.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the holders of the Company’s Common Stock during the last quarter of its fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

			December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of
Operations Data:
Revenues	$-	$-	$-	$-	$-

General and administrative
expenses	$474,864	$312,398	$817,248	$387,306	$437,872

Bad debt reserve	$-	$108,426
Non-cash compensation
	$-	$-	$-	$91,724	$98,276
Loss from continuing
operations	$(474,864)	$(420,824)	$(817,248)	$(479,030)	$(536,148)
Discontinued operations:

Interest expense, net
	$-	$17,261	$(702,848)	$(738,812)	$(543,136)
Gain on sale of distribution
rights	$-	$-	$8,235,907	$-	$-
Income taxes
		$-	$(85,000)	$-	$-
(Loss) gain from discontinued
operations	$-	$(74,353)	$(2,781,110)	$(3,059,071)	$1,103,455
Income (loss)		$(477,916)	$3,849,701	$(4,276,913)	$24,171

Diluted income (loss) from
continuing operations per
share:	$(0.13)	$(0.11)	$(0.22)	$(0.13)	$(0.14)
Diluted income (loss) from
discontinued operations per share	$-	$(0.02)	$1.23	$(1.00)	$0.15
Diluted income (loss) per share:	$-	$(0.13)	$1.02	$(1.13)	$0.01
Diluted weighted-average
number of shares outstanding:	3,792,045	3,792,045	3,792,045	3,792,045	3,792,045

Consolidated Balance Sheet
Data (at end of period):
Cash and cash equivalents	$188	$67,910	$131,738	$96,220	$189,276
Restricted cash	$742,977	$736,045	$2,513,600	$-	$-
Working capital (deficit)	$(465,568)	$7,695	$(225,549)	$(3,247,703)	$(4,028,322)
Total assets	$750,094	$807,485	$2,765,535	$4,521,860	$8,153,142
Total debt	$-	$-	$-	$4,630,999	$4,601,761
Total stockholders’ equity
(deficit)	$(463,640)	$11,225	$340,435	$(3,509,266)	$675,923

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of the Company’s indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

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

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

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

Role Of Executive Officers In Determining Compensation

     The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers.

     The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2005, 2006 and 2007.

Summary Compensation Table
Annual Compensation Awards				Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)

			Other Annual	Restricted	Stock Option
Name and Principal Position	Year	Salary	Compensation	Award	Grants

Carmine N. Stella	2007	$210,027.96	-0-	-0-	-0-
President, Chief Executive Officer,	2006	$210,027.96	-0-	-0-	-0-
Chairman of the Board	2005	$71,247.96	-0-	-0-	-0-

Anthony Stella	2007	-0-	-0-	-0-	-0-
Vice President of Sales	2006	-0-	-0-	-0-	-0-
and Managing Director	2005	$44,662.68	-0-	-0-	-0-

Carol Russell	2007	-0-	-0-	-0-	-0-
Secretary Treasurer	2006	-0-	-0-	-0-	-0-
and Director	2005	$64,192.37	-0-	-0-	-0-

Daniel Matrisciani	2007	-0-	-0-	-0-	-0-
Vice President of	2006	-0-	-0-	-0-	-0-
Operations and Director	2005	$44,668.80	-0-	-0-	-0-

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
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of April 15, 2008, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of	Shares of Common	Percentage (%) of
Beneficial Owner (1)	Stock Owned (3)	Common Stock (3)
Carmine Stella	712,500	18.8%
Anthony Stella	237,500	6.3%
Carol Russell	0	0%
Joseph Luzzi	0	0%
Alex Matrisciani(2)	237,500	6.3%
Michael Matrisciani(2)	237,500	6.3%
Daniel Matrisiciani(2)	237,500	6.3%
Vito Cardinale	0	0%
Monty Matrisciani(2)	237,500	6.3%
Wachovia Corporation	264,500	6.98%
One Wachovia Center
Charlotte, NC 28288-0137

Casimir Capital L.P.	1,000,000 (4)	20.9%
100 Broadway, 11th Floor
New York, NY 10005

All officers and directors as a	1,900,000	50%
group (nine (9) persons)

(1)	The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 120 Rio Vista Drive, Norwood, New Jersey 07648.
(2)	Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
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

Equity Compensation Plan Information

Number of securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in column
Plan category	and rights	warrants and rights	(a)

	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	0	-	-
Equity compensation
plans not approved
by security holders	1,850,000	$.62	0
Total	1,850,000	$.62	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.
Index

Independent Auditors' Report		F-2

Consolidated Financial Statement

	Consolidated Balance Sheet	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Statements of Cash flows	F-6
	Notes to Financial Statements	F-7-18

(a)(2)	Financial Statement Schedules.
(b)	Exhibits
1.1	Form of Underwriting Agreement.*
1.2	Form of Agreement Among Underwriters.*
1.3	Form of Selected Dealer Agreement.*
3.1	Certificate of Incorporation.*
3.2	Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*
3.3	Form of Certificate of Designations Relating to Series B Preferred Stock.*
3.4	ByLaws.*
4.1	Specimen Common Stock Certificate.*
4.2	Specimen Series A Preferred Stock Certificate.*
4.3	Specimen Series B Preferred Stock Certificate.*
4.4	Specimen Class A Warrant Certificate.*
4.5	Form of Convertible Bridge Note.*

4.6	Form of Class A Warrants Issued to Certain Members of Management.*
4.7	Form of Class A Warrants Issued in 1996 Private Placement Financing.*
4.8	Form of Representative’s Unit Purchase Option Agreement.*
4.9	Form of Warrant Agreement.*
10.1	Agreement with Consolidated Beverage Corp. relating to Pabst Distribution Rights *
10.2	Form of Series of Promissory Notes to Consolidated Beverage Corporation *
10.3	Bill of Sale from Consolidated Beverage Corp. to Registrant.*
10.4	Distributorship Agreement with Pabst Brewing Company *
10.5	Agency Agreement with Vito Santoro, Inc.*
10.6	Employment Agreement between Registrant and Carmine N. Stella.*
10.7	1996 Incentive Stock Option Plan.*
10.8	Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*
10.9	Merger Agreement relating to Vito Santoro, Inc.*
10.10	Asset Purchase Agreement, dated as of May 4, 2001 between Registrant and Prospect
Beverage Corporation (Incorporated by reference to Registrant’s Current Report on Form
8-K filed on May 14, 2001.)
10.11	Voting Agreement, dated as of June 29, 2001, among Carmine Stella and Anthony Stella,
Monty Matrisciani, Michael Matrisciani, Daniel Matrisciani and Alex Matrisciani,
Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant’s
Current Report on Form 8-K/A filed on December 31, 2001.)
10.12	Employment Agreement, dated as of June 29, 2001, between Registrant and Alex
Matrisciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)
10.13	Employment Agreement, dated as of June 29, 2001 between Registrant and Daniel
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001.)
10.14	Employment Agreement, dated as of June 29, 2001, between Registrant and Michael
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.15	Employment Agreement, dated as of June 29, 2001, between Registrant and Monty
Matrisiciani. (Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the annual period ending December 31, 2001)

10.16	2003 Stock Option Plan (Incorporated by reference to Registrant’s Annual Report on
Form 10-KSB for the annual period ending December 31, 2003)

10.17	Asset Purchase Agreement, dated as of September 15, 2005, between Registrant and Oak
Beverages Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K dated September 15, 2005)

10.18	Sub-Distribution Agreement dated as of September 15, 2005 between the Registrant and
Oak Beverages Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-
K dated September 15, 2005)

10.19	Escrow Agreement, dated as of December 16, 2005, between Registrant, Oak Beverages
Inc. and escrow agent. (Incorporated by reference to Registrant’s Annual Report on Form
10-KSB for the annual period ending December 31, 2005.)

10.20	Amendment to Escrow Agreement, dated as of December 16, 2005, between Registrant,
Oak Beverages Inc. and escrow agent. (Incorporated by reference to Registrant’s Annual
Report on Form 10-KSB for the annual period ending December 31, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley
Act of 2002

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the
Sarbanes Oxley Act of 2002

*	Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto,
Registration No. 333-9995 declared effective on July 17, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 11th day of August, 2008.

CAPITAL BEVERAGE CORPORATION

By: /s/ Carmine N. Stella Carmine N. Stella President, Chief Executive Officer and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Carmine N. Stella	Chief Executive Officer,	August 11, 2008
President and Chairman of
the Board of Directors

/s/ Carol Russell	Secretary, Treasurer	August 11, 2008
and Director

/s/ Joseph Luzzi	Director	August 11, 2008

/s/ Michael Matrisciani	Director	August 11, 2008

/s/ Daniel Matrisciani	Director	August 11, 2008

/s/ Vito Cardinale	Director	August 11, 2008