Form 10-Q
period 2008-06-30
CAPITAL BEVERAGE CORP
filed 2008-08-12
CIK 1020186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, $.001 par value, outstanding as of August 12, 2008 was 3,792,045.

CAPITAL BEVERAGE CORPORATION QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$2,818	$188
Restricted cash	570,693	742,977
Other Receivable-Current Portion	-	5,000
TOTAL CURRENT ASSETS	573,511	748,165

OTHER ASSETS	1,929	1,929

	$575,440	$750,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,186,957	$1,171,190
Accrued expenses and taxes	42,329	42,544
Loan payable	31,000	-
TOTAL CURRENT LIABILITIES	1,260,286	1,213,734

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	5,986,249	5,986,249
Accumulated deficit	(6,674,888)	(6,453,682)
TOTAL STOCKHOLDERS' DEFICIT	(684,846)	(463,640)

	$575,440	$750,094

See notes to consolidated financial statements. 3

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

		Three Months Ended June 30,			Six Months Ended June 30,
		2008		2007	2008	2007
		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$		$		$-	$-

COSTS AND EXPENSES:
General and administrative		121,849		182,348	222,599	269,059
		121,849		182,348	222,599	269,059

OTHER INCOME:
Sale of liquor license		-		25,000	-	25,000
Interest income		1,393		1,978	1,393	3,805

NET LOSS		$(120,456)		$(155,370)	$(221,206)	$(240,254)

NET LOSS PER SHARE:
Basic and diluted		$(0.03)		$(0.04)	$(0.06)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted		3,792,045		3,792,045	3,792,045	3,792,045

See notes to consolidated financial statements. 4

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(221,206)	$(240,254)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Changes in assets and liabilities:
Other receivable	5,000	(20,000)
Other assets	-	1,601
Accounts payable	15,767	54,576
Accrued officer salary	-	167,618
Accrued expenses and taxes	(215)	(28,094)
Total adjustments	20,552	175,701

NET CASH USED IN OPERATING ACTIVITIES	(200,654)	(64,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	31,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,000	-

DECREASE IN CASH	(169,655)	(64,553)

CASH - BEGINNING OF PERIOD	743,165	803,955

CASH - END OF PERIOD	$573,511	$739,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

5

CAPITAL BEVERAGE CORPORATION NOTES TO FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the six months ended June 30, 2008.

     General and administrative expenses for the six months ended June 30, 2008 were $222,599.00, which consisted mostly of legal fees, tax accruals and the salary and expenses to our only remaining employee. General and administrative expenses for the six months ended June 30, 2007 were $269,059.00.

     At June 30, 2008 and December 31, 2007, respectively, we had a working capital (deficit) of ($686,774) and ($465,568), respectively.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date:	August 12, 2008		CAPITAL BEVERAGE CORPORATION
(Registrant)

		By:	/s/ Carmine N. Stella
Carmine N. Stella
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Carol Russell
Carol Russell
Secretary and Treasurer (Principal
Financial Officer and Accounting Officer)