Form 10-K/A
period 2007-12-31
CAPITAL BEVERAGE CORP
filed 2008-08-26
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

REPORT ON FORM 10-K/A (AMENDMENT NO. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A, Amendment No. 3 is being filed by the registrant (i) to correct Item 9/A with respect to management’s assessment of its disclosure controls and procedures as of December 31, 2007.

Except as described in the above, no other provisions of the Annual Report on Form 10-K or Amendment No. 2 are being amended.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon our initial evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Subsequently, our Chief Executive Officer and Treasurer have concluded that there are some deficiencies in the Company’s disclosure controls and procedures and they are therefore ineffective. The Company is in the process of reviewing the situation and accessing the appropriate action to remedy the situation which may include the retention of a consultant to assist in the process of correcting the deficiencies.

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
Registration No. 333-9995 declared effective on July 17, 1997.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 26th day of August, 2008.

CAPITAL BEVERAGE CORPORATION

By: /s/ Carmine N. Stella Carmine N. Stella President, Chief Executive Officer and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Carmine N. Stella	Chief Executive Officer,	August 26, 2008
Carmine N. Stella	President and Chairman of
the Board of Directors

/s/ Carol Russell	Secretary, Treasurer	August 26, 2008
Carol Russell	and Director

/s/ Joseph Luzzi	Director	August 26, 2008
Joseph Luzzi

/s/ Michael Matrisciani	Director	August 26, 2008
Michael Matrisciani

/s/ Daniel Matrisciani	Director	August 26, 2008
Daniel Matrisciani

/s/ Vito Cardinale	Director	August 26, 2008
Vito Cardinale