Form 10-Q
period 2008-09-30
CAPITAL BEVERAGE CORP
filed 2008-11-14
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒   No ☐

The number of shares of common stock, $.001 par value, outstanding as of November 13, 2008 was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$34,036	$188
Restricted cash	55,821	742,977
Other Receivable-Current Portion	-	5,000
TOTAL CURRENT ASSETS	89,857	748,165

OTHER ASSETS	2,319	1,929

	$92,176	$750,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$996,074	$1,171,190
Accrued expenses and taxes	219	42,544
Loan payable	25,000	-
TOTAL CURRENT LIABILITIES	1,021,292	1,213,734

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	5,986,249	5,986,249
Accumulated deficit	(6,919,158)	(6,453,682)
TOTAL STOCKHOLDERS' DEFICIT	(929,116)	(463,640)

	$92,176	$750,094

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$	$	$-	$-

COSTS AND EXPENSES:
General and administrative	144,627	350,222	367,226	436,933
	144,627	350,222	367,226	436,933

OTHER INCOME (EXPENSE):
Legl settlement	(100,210)	-	(100,210)	-
Sale of liquor license	-	25,000	-	25,000
Interest income	567	1,978	1,960	3,805

NET LOSS	$(244,271)	$(323,244)	$(465,477)	$(408,128)

NET LOSS PER SHARE:
Basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,477)	$(408,128)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Changes in assets and liabilities:
Other receivable	5,000	(10,000)
Other assets	(390)	1,601
Accounts payable	(175,116)	173,925
Accrued officer salary	-	167,618
Accrued expenses and taxes	(42,325)	14,987
Total adjustments	(212,832)	348,131

NET CASH USED IN OPERATING ACTIVITIES	(678,308)	(59,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	(6,000)	-
Proceeds from loan payable	31,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	-

DECREASE IN CASH	(653,308)	(59,997)

CASH - BEGINNING OF PERIOD	743,165	803,955

CASH - END OF PERIOD	$89,857	$743,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008.

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

Restricted Cash – As per the terms of the settlement agreement with Oak Beverages, Inc. (see Note 5) the escrow agent shall pay and deliver to the Company all except $55,739 which will be held in escrow to guarantee the satisfaction of a pending claim by Pabst Brewing Company.  As a result $55,739, plus interest, is classified as restricted cash on the Company’s balance sheet.

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

4. CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances at various financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

5. LITIGATION

On June 26, 2007, the Company filed a complaint against Oak Beverages, Inc. ("Oak"), Victoria Beverage, Inc. ("Victoria"), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that, under the parties' Asset Purchase Agreement, dated September 15, 2005 and Escrow Agreement, dated December 16, 2005, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor ("NYDOL").

On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company's complaint alleging that the Asset Purchase Agreement was "deliberately structured" such that any liability, which would include the disputed unemployment taxes, would be retained by the Company post-closing and would not be transferred to Oak.  On August 15, 2007, the Company filed a reply to Oak and Victoria's counterclaim.

On August 6, 2008, the parties reached a settlement agreement.  The settlement provided that the Company pay Oak the sum of $100,000.00 in full settlement of all claims.  The settlement also provided that the balance of the funds held in escrow, be released to the Company with the exception of the amount of $55,739.00 which will continue to be held in escrow in connection with a unrelated pending claim asserted by a third party.  The settlement agreement was executed as of August 28, 2008 and included a Joint Stipulation and Order of Dismissal with Prejudice (the "Joint Stipulation"), which was signed by all parties.  Judge Buchwald signed and entered the Joint Stipulation on September 8, 2008, which formally concluded the action.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the nine months ended September 30, 2008.

General and administrative expenses for the nine months ended September 30, 2008 were $367,226, which consisted mostly of legal fees, tax accruals and the salary and expenses to our only remaining employee.  General and administrative expenses for the nine months ended September 30, 2007 were $436,933.

At September 30, 2008 and December 31, 2007, respectively, we had a working capital (deficit) of ($931,435) and ($465,569), respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings –

On June 26, 2007, the Company filed a complaint against Oak Beverages, Inc. ("Oak"), Victoria Beverage, Inc. ("Victoria"), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the "Court"), seeking a declaratory judgment that, under the parties' Asset Purchase Agreement, dated September 15, 2005 and Escrow Agreement, dated December 16, 2005, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor ("NYDOL").  On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company's complaint alleging that the Asset Purchase Agreement was "deliberately structured" such that any liability, which would include the disputed unemployment taxes, would be retained by the Company post-closing and would not be transferred to Oak.  On August 15, 2007, the Company filed a reply to Oak and Victoria's counterclaim.

  Subsequently, the Court ordered the parties to submit to mediation, which took place on August 6, 2008 and at which the parties reached a settlement agreement.  The settlement provided that the Company pay Oak the sum of $100,000.00 in full settlement of all claims.  The settlement also provided that the balance of the funds held in escrow, be released to the Company with the exception of the amount of $55,739.00 which will continue to be held in escrow in connection with a unrelated pending claim asserted by a third party.  The settlement agreement was executed as of August 28, 2008 and included a Joint Stipulation and Order of Dismissal with Prejudice (the "Joint Stipulation"), which was signed by all parties.  Judge Buchwald signed and entered the Joint Stipulation on September 8, 2008, which formally concluded the action.

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders - None

Item 5 - Other Information – None

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of theSarbanes Oxley Act of 2002

31.2	Certification of Treasurer pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BEVERAGE CORPORATION
(Registrant)

Date: November 13, 2008	By:	/s/ Carmine N. Stella
Carmine N. Stella President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carol Russell
Carol Russell Secretary and Treasurer (Principal Financial Officer and Accounting Officer)