Form 10-K
period 2008-12-31
CAPITAL BEVERAGE CORP
filed 2009-04-15
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

REPORT ON FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

Non-accelerated filer  ☐                                                                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒  No ☐

Issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of April 8, 2009, was approximately $132,000.

Number of shares outstanding of the issuer's Common Stock as of April 8, 2009 was 3,792,045.

DOCUMENTS INCORPORATED BY REFERENCE: None

Capital Beverage Corporation
2008 Form 10-K Annual Report
TABLE OF CONTENTS

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

ITEM 1.     BUSINESS

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

As of April 15, 2009, approximately $2,539,163 has been released from Escrow and has been used to pay outstanding liabilities of the Company.   As of the date of this filing there is no money remaining in Escrow.  The Escrow account was closed in January 2009.

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

We Cannot Guarantee That The Final Distributions To the Company Will Be Made From Escrow. On the closing date of the Asset Sale, the Company, Oak and Dealy and Silberstein LLP, as escrow agent, entered into an Escrow Agreement, pursuant to which at the closing, Oak deposited $1.5 million of the purchase price in an escrow account with the escrow agent (the “Escrow”). This amount is being held to satisfy potential purchase price adjustments and any claims for indemnification that Oak may have for breaches of the Company's representations, warranties, covenants or other obligations in the Asset Purchase Agreement. Upon each of the 6 month, 12 month and 18 month anniversaries of the closing date, one third of this amount (less any outstanding claims for indemnification) shall be delivered by the escrow agent to Capital. The final distribution of these funds shall be delivered by the escrow agent to Capital upon the later of the 18 month anniversary of the closing date, or the date upon which all pending claims are resolved.  We cannot guarantee that the final distributions to Capital from the escrow agent will be made. As of April 15, 2009, approximately $2,539,163 has been released from Escrow and has been used to pay outstanding liabilities of the Company.

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors.  The Company received a going concern opinion on its financial statements.  Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

In January 2009, the Company settled a claim made by the Pabst Brewing Company (Pabst Claim) for $27,869.50 which represents one half of the Pabst Claim.  At January 30, 2009 the total amount held in escrow was $55,875.50 including accrued interest of $136.50.  On January 30, 2009, the escrow agent issued the Company a check for $22,006 which represents the balance remaining in escrow after payment of the Pabst Claim settlement and $6,000 in fees owed to the escrow agent.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the holders of the Company’s Common Stock during the last quarter of its fiscal year ended December 31, 2008.

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

The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2007 to December 31, 2008 based upon information supplied by the OTC Bulletin Board.  Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2007 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.32	.10
Second Quarter	.25	.18
Third Quarter	.24	.17
Fourth Quarter	.17	.13

2008 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.13	.10
Second Quarter	.13	.10
Third Quarter	.11	.04
Fourth Quarter	.04	.04

On April 8, 2009, the closing price of the Common Stock as reported on the OTC Bulletin Board was $.07.  As of April 8, 2009, there were 165 holders of record of Common Stock.

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

Repurchases by the Company

During the fourth quarter of 2008, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.           SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with those statements.  Historical results are not necessarily indicative of future results.

	December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues	$-	$-	$-	$-	$-

General and administrative expenses	$587,657	$474,864	$312,398	$817,248	$387,306
Bad debt reserve	$-	$-	$108,426	$-	$-
Non-cash compensation	$-	$-	$-	$-	$91,724
Loss from continuing operations	$(587,657)	$(474,864)	$(420,824)	$(817,248)	$(479,030)
Discontinued operations:
Interest expense, net	$-	$-	$17,261	$(702,848)	$(738,812)
Gain on sale of distribution rights	$-	$-	$-	$8,235,907	$-
Income taxes	$-	$-	$-	$(85,000)	$-
(Loss) gain from discontinued operations	$-	$-	$(74,353)	$(2,781,110)	$(3,059,071)
Income (loss)	$(587,657)	$(474,864)	$(477,916)	$3,849,701	$(4,276,913)

Diluted income (loss) from continuing operations per share:	$(0.15)	$(0.13)	$(0.11)	$(0.22)	$(0.13)
Diluted income (loss) from discontinued operations per share:	$-	$-	$(0.02)	$1.23	$(1.00)
Diluted income (loss) per share:	$-	$-	$(0.13)	$1.02	$(1.13)
Diluted weighted-average number of shares outstanding:	3,792,045	3,792,045	3,792,045	3,792,045	3,792,045

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,326	$188	$67,910	$131,738	$96,220
Restricted cash	$55,876	$742,977	$736,045	$2,513,600	$-
Working capital (deficit)	$(1,028,614)	$(465,568)	$7,695	$(225,549)	$(3,247,703)
Total assets	$66,521	$750,094	$807,485	$2,765,535	$4,521,860
Total debt	$-	$-	$-	$-	$4,630,999
Total stockholders’ equity (deficit)	$(1,026,296)	$(463,640)	$11,225	$340,435	$(3,509,266)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations – December 31, 2008 and 2007

The Company had no revenue from operations for the twelve months ended December 31, 2008 and 2007.

General and administrative expenses for the twelve months ended December 31, 2008 and 2007 was $587,657 and $474,864, respectively, which consisted mostly of legal fees, professional fees, tax accruals and the salary and expenses to our only remaining employee.

At December 31, 2008 and December 31, 2007, respectively, we had working capital deficits of $1,028,614 and $465,568, respectively.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses for the years ended December 31, 2008 and 2007.  We have minimal assets and have had no operative revenues since the sale of our assets to Oak. We have the cash from the Oak Sale to conduct operations.  As of December 31, 2008 and 2007, we had cash of $64,202 and $743,165, current assets of $64,202 and $748,165 and current liabilities of $1,092,816 and $1,213,733, respectively.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of the Company’s indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

ITEM 8.             FINANCIAL STATEMENTS

See financial statements following Item 15 of this Annual Report on Form 10-K.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]     CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, Carmine N. Stella, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions.

Due to our small size and limited financial resources, our part-time outside accountant has been the only individual involved in our accounting and financial reporting.  As a result, there has been no segregation of duties within the accounting function.  This lack of segregation of duties represents a material weakness.

In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our President and Chief Executive Officer and Treasurer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held

Carmine N. Stella	57	President, Chief Executive Officer,
		Chairman of the Board of Directors

Carol Russell	53	Secretary, Treasurer and Director

Joseph M. Luzzi*	61	Director

Michael Matrsciani	53	Director

Daniel Matrisciani(1)	62	Director and Vice President of Operations

Vito Cardinale*	49	Director

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

The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 2008 with management.  The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2008 Form 10-K.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

None

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Objectives

There is currently one employee of the Company.  Our compensation program is intended to provide a link between increasing the long-term value of shareholder investment in the Company and the compensation earned by our executive officer. The objective of our compensation program is to:

•	Attract and retain executives capable of leading us to meet our business objectives;
•	Adequately compensate our senior executive for achieving important near-term objectives;
•	Align the interests of our executive officer and shareholders through the use of equity and other long-term incentives; and
•	Reward executive for achieving sustainable increases in the value of shareholders' investments.

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

Reasons For Paying Each Element Of Compensation

The reasons for paying each element of compensation are as follows:

•	Salary is paid for ongoing performance throughout the year.
•	The annual bonus component of executive compensation is in place to encourage and reward the achievement of the various components of the Company’s business strategy.
•
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

Determination  Of  The  Amount  And  Formula  For  Each  Element  Of  Pay

Generally, we choose to pay various elements of compensation based on market norms and individual performance. Specific factors considered for each element of compensation are as follows:

•	Base pay is paid around the midpoint of the market range, and better performers are paid slightly higher than the midpoint.
•	The bonus amount takes into account corporate performance, divisional performance, and quantifiable individual goals.

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

Role  Of  Executive  Officers  In  Determining  Compensation

The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers.

The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2007 and 2008.

Summary Compensation Table

		Annual Compensation Awards		Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)

			Other Annual	Restricted	Stock Option
Name and Principal Position	Year	Salary	Compensation	Award	Grants

Carmine N. Stella	2008	$210,027.96	-0-	-0-	-0-
President, Chief Executive Officer,	2007	$210,027.96	-0-	-0-	-0-
Chairman of the Board

Anthony Stella	2008	-0-	-0-	-0-	-0-
Vice President of Sales	2007	-0-	-0-	-0-	-0-
and Managing Director

Carol Russell	2008	-0-	-0-	-0-	-0-
Secretary Treasurer	2007	-0-	-0-	-0-	-0-
and Director

Daniel Matrisciani	2008	-0-	-0-	-0-	-0-
Vice President of	2007	-0-	-0-	-0-	-0-
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

Payment of Accrued Unpaid Salaries and Severance

Certain members of management have not received their salaries and expenses since May 1, 2005. Accordingly, the following individuals are entitled to be paid accrued and unpaid salaries from the proceeds from the Asset Sale received by the Company in the amounts set forth adjacent to their names (such amounts calculated as of December 31, 2008): Carmine Stella ($482,660.42); Anthony Stella ($39,654); Michael Mastrisciani ($40,067.51); Daniel Mastrisciani ($40,067.50); Monty Mastrisciani ($40,067.50); and Alex Mastrisciani ($35,479.50).  The Company has reimbursed such employees for out-of-pocket expenses incurred by them in connection with the performance of their duties which, as of December 31, 2008, total approximately $20,000.00.  As of December 31, 2008, out-of-pocket expenses of $41,000.00 incurred by such employees have accrued but have not been paid to such employees.

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

By the Compensation Committee:

Vito Cardinale
Joseph Luzzi

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 14, 2009, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Owned (3)	Percentage (%) of Common Stock (3)
Carmine Stella	712,500	18.8%
Anthony Stella	237,500	6.3%
Carol Russell	0	0%
Joseph Luzzi	0	0%
Alex Matrisciani(2)	237,500	6.3%
Michael Matrisciani(2)	237,500	6.3%
Daniel Matrisiciani(2)	237,500	6.3%
Vito Cardinale	0	0%
Monty Matrisciani(2)	237,500	6.3%
Wachovia Corporation One Wachovia Center Charlotte, NC 28288-0137	264,500	6.98%
Casimir Capital L.P. 100 Broadway, 11th Floor New York, NY 10005	1,000,000(4)	20.9%
All officers and directors as a group (nine (9) persons)	1,900,000	50%

(1)	The address of each Stockholder shown above except as otherwise indicated is c/o Capital Beverage Corporation, 120 Rio Vista Drive, Norwood, New Jersey 07648.
(2)	Alex Matrisciani, Michael Matrisciani, Daniel Matrisciani and Monty Matrisciani are brothers. Daniel Matrisciani and Michael Mastrisciani are each a director of the Company.
(3)
Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13(d)–3 of the Securities Exchange Act, and based upon 3,792,045 shares of Common Stock outstanding.

(4)	Includes warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable at $1.00 per share.

The following table presents information as of April 14, 2009 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

Equity Compensation Plan Information

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	--	--
Equity compensation plans not approved by security holders	1,850,000	$.62	0
Total	1,850,000	$.62	0

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions during the fiscal year ended December 31, 2008, or any currently proposed transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of Company’s common stock, or any member of the immediate family of any of the foregoing persons, has or will have a direct or indirect material interest.

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

During the fiscal years ended December 31, 2008 and 2007 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2008 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.  The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2007 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.

Audit Related Fees

There was a fee of $1,550 and $875 paid to Sherb & Co., LLP for services rendered in connection with SEC EDGARization filings during the year ended December 31, 2008 and 2007, respectively and $1,500 paid to Sherb & Co., LLP for assistance with an SEC comment letter.  There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2008 and 2007.

Financial Information Systems Design and Implementation Fees

There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2008 and 2007.

Tax Fees

There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2008 and 2007.

All Other Fees

There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

Index

Report of Independent Registered Public
Accounting Firm	F - 2

Financial Statements
Balance Sheets	F - 3
Statements of Operations	F - 4
Statements of Stockholders' Deficit	F - 5
Statements of Cash flows	F - 6
Notes to Financial Statements	F - 7 -12

(a)(2)	Financial Statement Schedules.

(b)           Exhibits

1.1	Form of Underwriting Agreement.*

1.2	Form of Agreement Among Underwriters.*

1.3	Form of Selected Dealer Agreement.*

3.1	Certificate of Incorporation.*

3.2	Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*

3.3	Form of Certificate of Designations Relating to Series B Preferred Stock.*

3.4	ByLaws.*

4.1	Specimen Common Stock Certificate.*

4.2	Specimen Series A Preferred Stock Certificate.*

4.3	Specimen Series B Preferred Stock Certificate.*

4.4	Specimen Class A Warrant Certificate.*

4.5	Form of Convertible Bridge Note.*

4.6	Form of Class A Warrants Issued to Certain Members of Management.*

4.7	Form of Class A Warrants Issued in 1996 Private Placement Financing.*

4.8	Form of Representative’s Unit Purchase Option Agreement.*

4.9	Form of Warrant Agreement.*

10.1	Agreement with Consolidated Beverage Corp. relating to Pabst Distribution Rights *

10.2	Form of Series of Promissory Notes to Consolidated Beverage Corporation *

10.3	Bill of Sale from Consolidated Beverage Corp. to Registrant.*

10.4	Distributorship Agreement with Pabst Brewing Company *

10.5	Agency Agreement with Vito Santoro, Inc.*

10.6	Employment Agreement between Registrant and Carmine N. Stella.*

10.7	1996 Incentive Stock Option Plan.*

10.8	Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*

10.9	Merger Agreement relating to Vito Santoro, Inc.*

10.10	Asset Purchase Agreement, dated as of May 4, 2001 between Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 14, 2001.)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 15th day of April, 2009.

CAPITAL BEVERAGE CORPORATION

By: /s/ Carmine N. Stella
      Carmine N. Stella
      President, Chief Executive Officer
      and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Carmine N. Stella	Chief Executive Officer,	April 15, 2009
Carmine N. Stella	President and Chairman of
the Board of Directors

/s/ Carol Russell	Secretary, Treasurer	April 15, 2009
Carol Russell	and Director

/s/ Joseph Luzzi	Director	April 15, 2009
Joseph Luzzi

/s/ Michael Matrisciani	Director	April 15, 2009
Michael Matrisciani

/s/ Daniel Matrisciani	Director	April 15, 2009
Daniel Matrisciani

/s/ Vito Cardinale	Director	April 15, 2009
Vito Cardinale

CAPITAL BEVERAGE CORPORATION

FINANCIAL STATEMENTS

INDEX

Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 2
FINANCIAL STATEMENTS:
Balance Sheets	F - 3
Statements of Operations	F - 4
Statements of Stockholders' Deficit	F - 5
Statements of Cash Flows	F - 6
Notes to Financial Statements	F - 7 to F - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Capital Beverage Corporation

We have audited the accompanying balance sheets of Capital Beverage Corporation as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Beverage Corporation as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York
April 6, 2009

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$8,326	$188
Restricted cash	55,876	742,977
Other receivable - current portion	-	5,000
TOTAL CURRENT ASSETS	64,202	748,165

OTHER ASSETS	2,319	1,929

	$66,521	$750,094

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,092,816	$1,213,733
TOTAL CURRENT LIABILITIES	1,092,816	1,213,733

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; authorized 1,000,000 shares;	-	-
No shares issued and outstanding
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	5,986,249
Accumulated deficit	(7,041,338)	(6,453,681)
TOTAL STOCKHOLDERS' DEFICIT	(1,026,296)	(463,639)

	$66,521	$750,094

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative	587,657	474,864
	587,657	474,864

NET LOSS	$(587,657)	$(474,864)

NET LOSS PER SHARE
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	3,792,045	3,792,045
Diluted	3,792,045	3,792,045

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2006	-	$-	$3,792,045	$3,793	$5,986,249	$(5,978,817)	$11,225

Net loss	-	-	-	-	-	(474,864)	(474,864)

Balance December 31, 2007	-	-	3,792,045	3,793	5,986,249	(6,453,681)	(463,639)

Capital contributed	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	(587,657)	(587,657)

Balance December 31, 2008	-	$-	$3,792,045	$3,793	$6,011,249	$(7,041,338)	$(1,026,296)

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,657)	$(474,864)
Adjustments to reconcile net loss from operations
to net cash used in operating activities:
Changes in assets and liabilities:
Other receivable	4,610	(3,399)
Accounts payable and accrued expenses	(120,915)	417,472
Total adjustments	(116,306)	414,073

NET CASH USED IN OPERATING ACTIVITIES	(703,963)	(60,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	25,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	-

NET DECREASE IN CASH	(678,963)	(60,791)

CASH - BEGINNING OF YEAR	743,165	803,956

CASH - END OF YEAR	$64,202	$743,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain necessary financing to meet obligations and repay its liabilities when they become due or be acquired by an operating company. The Company plans to continue to provide for capital requirements from the cash from the sale of its assets.  There are no assurances that the Company will have sufficient funds to pay its obligations as they become due or be acquired by an operating company.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Restricted Cash – All funds held in escrow were released on January 30, 2009.

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

In January 2009, the Company settled a claim made by the Pabst Brewing Company (Pabst Claim) for $27,869.50 which represents one half of the Pabst Claim.  At January 30, 2009 the total amount held in escrow was $55,875.50 including accrued interest of $136.50.  On January 30, 2009, the escrow agent issued the Company a check for $22,006 which represents the balance remaining in escrow after payment of the Pabst Claim settlement and $6,000 in fees owed to the escrow agent.

6.      INCOME TAXES

At December 31, 2008 the Company had a net operating loss carryover of $1,745,000 available as offsets against future taxable income, if any, which expire at various dates through 2028.  The Company has a deferred tax asset of $698,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset.

The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

	Year Ended December 31,
	2008	2007
Expected income tax (benefit)	$(205,000)	$(166,000)
State tax expense (benefit), net of Federal effect	(29,000)	(24,000)
Utilization of net operating loss carryforward	-	-
Increase in valuation allowance	234,000	190,000
	$-	$-

The following is a schedule of the Company’s net deferred tax assets as of:

	December 31,
	2008	2007
Net operating loss carryforward	$698,000	$463,000
Alternative minimum tax credit	25,000	25,000
Valuation allowance	(723,000)	(488,000)
Net deferred tax asset	$-	$-

7.	STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2008 and in the first quarter of 2009, an unrelated third party advanced the Company $25,000 and $14,000, respectively in order for the Company to pay professional expenses.  The Company does not have to repay the unrelated third party for monies received and therefore credited additional paid-capital for receiving said funds.

Stock Options

The Company’s outstanding stock options were issued in 2003 pursuant to the Company’s 2003 Incentive Stock Option Plan (2003 Plan) and in 1999 and 2000 pursuant to the Company’s 1996 Incentive Stock Option Plan (1996 Plan).

Under the 2003 Plan, the Company issued 1,500,000 options exercisable at $.23 per share which expire in December 2013.

Under the 1996 Plan, the Company issued 175,000 options in December 1999 exercisable at $3.55 per share which expire in 2009 and another 175,000 options in December 2000 exercisable at $.05 per share which expire in 2010.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,850	$0.53
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2008	1,850	$0.53

A summary of options outstanding and exercisable at December 31, 2008 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Range of Exercise Prices	Options
December 31, 2008
$0.23 - $3.50	1,850	5	$0.53	$0.05 - $3.50	1,850

Warrants

In October 2003, the Company issued 1,000,000 warrants to Casimir Capital L.P. in accordance with the terms of a consulting agreement.  The warrants expire in October 2013.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2008	1,000	$1.00