Form 10-Q
period 2009-03-31
CAPITAL BEVERAGE CORP
filed 2009-05-20
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes [X]   No [  ]

The number of shares of common stock, $.001 par value, outstanding as of May 20, 2009  was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$9,947	$8,326
Restricted cash	-	55,876
TOTAL CURRENT ASSETS	9,947	64,202

OTHER ASSETS	2,319	2,319

	$12,266	$66,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,126,953	$1,092,817
TOTAL CURRENT LIABILITIES	1,126,953	1,092,817

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,129,729)	(7,041,338)
TOTAL STOCKHOLDERS' DEFICIT	(1,114,687)	(1,026,296)

	$12,266	$66,521

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative	88,391	100,750
	88,391	100,750

LOSS FROM CONTINUING OPERATIONS	(88,391)	(100,750)

NET LOSS	$(88,391)	$(100,750)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,391)	$(100,750)
Changes in assets and liabilities:
Accounts payable	34,137	(36,657)
Accrued expenses and taxes	-	(42,543)
Other Receivable-Current Portion	-	5,000
Total adjustments	34,137	(74,200)

NET CASH USED IN OPERATING ACTIVITIES	(54,255)	(174,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	-	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,000

NET DECREASE IN CASH	(54,255)	(170,950)

CASH - BEGINNING OF PERIOD	64,202	743,165

CASH - END OF PERIOD	$9,947	$572,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION NOTES TO FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009.

The accompanying financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended December 31, 2008, which was filed on April 15, 2009.

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

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

2. GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to find an operating business to acquire or merge with. There are no assurances that the Company will be able to achieve its objective to find an operating company to merge with or acquire.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the three months ended March 31, 2009.

General and administrative expenses for the three months ended March 31, 2009 were $88,391, which consisted mostly of legal fees, professional fees, tax accruals and the salary and expenses to our only remaining employee.  General and administrative expenses for the three months ended March 31, 2008 were $100,750.

At March 31, 2009 and December 31, 2008, respectively, we had working capital deficits of $1,117,006 and $1,028,614, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

More specifically, we determined our controls were not effective due to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings - There have been no material developments in our legal proceedings from those disclosed in our 2008 Annual Report on Form 10-K.

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders - None

Item 5 - Other Information – None

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of theSarbanes Oxley Act of 2002

31.2	Certification of Treasurer pursuant to Section 302 of the SarbanesOxley Act of 2002

32.1	Certification of Chief Executive Officer and Treasurer pursuant toSection 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BEVERAGE CORPORATION (Registrant)

Date: May 20, 2009	By:	/s/ Carmine N. Stella
Carmine N. Stella President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carol Russell
Carol Russell Secretary and Treasurer (Principal Financial Officer and Accounting Officer)