Form 10-Q
period 2009-06-30
CAPITAL BEVERAGE CORP
filed 2009-08-19
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X] No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ] No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [X] No  [ ]

The number of shares of common stock, $.001 par value, outstanding as of August 19, 2009  was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$2,436	$8,326
Restricted cash	-	55,876
TOTAL CURRENT ASSETS	2,436	64,202

OTHER ASSETS	-	2,319

	$2,436	$66,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,196,076	$1,092,817
TOTAL CURRENT LIABILITIES	1,196,076	1,092,817

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,030,749	6,011,249
Accumulated deficit	(7,228,181)	(7,041,338)
TOTAL STOCKHOLDERS' DEFICIT	(1,193,639)	(1,026,296)

	$2,436	$66,521

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	98,454	121,849	186,845	222,599
	98,454	121,849	186,845	222,599

OTHER INCOME:
Interest income	-	1,393	-	1,393

NET LOSS	$(98,454)	$(120,456)	$(186,845)	$(221,206)

NET LOSS PER SHARE:
Basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,845)	$(221,206)
Changes in assets and liabilities:
Other assets	2,319	5,000
Accounts payable and accrued expenses	103,260	15,552
Total adjustments	105,579	20,552

NET CASH USED IN OPERATING ACTIVITIES	(81,266)	(200,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	19,500	31,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,500	31,000

NET DECREASE IN CASH	(61,766)	(169,654)

CASH - BEGINNING OF PERIOD	64,202	743,165

CASH - END OF PERIOD	$2,436	$573,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009.

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

New Accounting Pronouncements – Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2008 and presented elsewhere by management from time to time.  Such forward-looking statements represent management’s current expectations and are inherently uncertain.  Investors are warned that actual results may differ from management’s expectations.

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

GOING CONCERN

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the six months ended June 30, 2009.

General and administrative expenses for the six months ended June 30, 2009 were $186,845, which consisted mostly of legal fees, professional fees and the salary and expenses to our only remaining employee.  General and administrative expenses for the six months ended June 30, 2008 were $222,599.

At June 30, 2009 and December 31, 2008, respectively, we had working capital deficits of $1,193,640 and $1,028,615, respectively.

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

CAPITAL BEVERAGE CORPORATION (Registrant)

Date: August 19, 2009	By:	/s/ Carmine N. Stella
Carmine N. Stella President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carol Russell
Carol Russell Secretary and Treasurer (Principal Financial Officer and Accounting Officer