Form 10-Q
period 2009-09-30
CAPITAL BEVERAGE CORP
filed 2009-11-20
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock, $.001 par value, outstanding as of November 20, 2009  was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$319	$8,326
Restricted cash	-	55,876
TOTAL CURRENT ASSETS	319	64,202

OTHER ASSETS	-	2,319

	$319	$66,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Officer loans	$5,500	$-
Due to CEO	640,181	482,660
Due to stockholders	479,338	479,338
Accounts payable and accrued expenses	140,033	130,819
TOTAL CURRENT LIABILITIES	1,265,052	1,092,817

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,030,749	6,011,249
Accumulated deficit	(7,299,275)	(7,041,338)
TOTAL STOCKHOLDERS' DEFICIT	(1,264,733)	(1,026,296)

	$319	$66,521

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	71,092	144,627	257,937	367,226
	71,092	144,627	257,937	367,226

OTHER INCOME:
Legal settlement	-	(100,210)	-	(100,210)
Interest income	-	567	-	1,960

NET LOSS	$(71,092)	$(244,270)	$(257,937)	$(465,476)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,937)	$(465,477)
Changes in assets and liabilities:
Other assets	2,319	4,610
Accounts payable and accrued expenses	166,735	(217,441)
Total adjustments	169,054	(212,831)

NET CASH USED IN OPERATING ACTIVITIES	(88,883)	(678,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) officer loans	5,500	(6,000)
Capital contributed	19,500	31,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	25,000

NET DECREASE IN CASH	(63,883)	(653,308)

CASH - BEGINNING OF PERIOD	64,202	743,165

CASH - END OF PERIOD	$319	$89,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009.

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

Income Taxes - The Company follows Statement of Financial Accounting Standards ASC-740 Income Taxes or ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Reclassifications - Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

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

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2009, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the nine months ended September 30, 2009 and 2008.

General and administrative expenses for the nine months ended September 30, 2009 were $257,937, which consisted mostly of legal fees, professional fees and the salary and expenses to our only remaining officer and employee.  General and administrative expenses for the nine months ended September 30, 2008 were $367,226.  This decrease of $109,289 is attributed to cost cutting measures the Company has taken.

At September 30, 2009 and December 31, 2008, respectively, we had working capital deficits of $1,264,733 and $1,028,615, respectively.

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

CAPITAL BEVERAGE CORPORATION (Registrant)

Date: November 20, 2009	By:	/s/ Carmine N. Stella
Carmine N. Stella President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carol Russell
Carol Russell Secretary and Treasurer (Principal Financial Officer and Accounting Officer