Form 10-K
period 2009-12-31
CAPITAL BEVERAGE CORP
filed 2010-04-14
CIK 1020186

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

REPORT ON FORM 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒   No ☐

Issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of June 30, 2009, was approximately $95,000.

Number of shares outstanding of the issuer's Common Stock as of April 13, 2010 was 3,792,045.

DOCUMENTS INCORPORATED BY REFERENCE: None

Capital Beverage Corporation
2009 Form 10-K Annual Report

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

PART I

ITEM 1.            BUSINESS

General

Capital Beverage Corporation ("Capital" and the "Company") was incorporated under the laws of the State of Delaware on December 5, 1995.  The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate.  The Company is not currently engaged in any business activities that provide cash flow.

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

As of the date of this filing all Escrow funds have been release and the Escrow account has been closed.

Strategy

The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate.  The Company is not currently engaged in any business activities that provide cash flow.

Structure of the Company

The Company does not have any ongoing operations the payment of its liabilities. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations.

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

Employees

As of December 31, 2009, the only remaining employee is Carmine Stella the Company's Chief Executive Officer.

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

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.  There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of our securities;
•	Limited news coverage of us;
•	Limited interest by investors in our securities;
•	Volatility of our stock price due to low trading volume;
•	Increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and
•	Limited ability to issue additional securities or to secure additional financing.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

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

In March 2009, a plaintiff that originally commenced an action against the Company in September 2003 filed a Request for Judicial Intervention.  Thereafter, a preliminary conference was held on May 4, 2009.  During that conference, the Court heard argument regarding whether this case should be dismissed because of failure by the Plaintiff to prosecute the action.  The Court denied that request and directed that discovery proceed.  The plaintiff was deposed on October 22, 2009.  On December 4, 2009, Plaintiff served a Note of Issue to place this action on the trial calendar.  Thereafter, on February 2, 2010, the Company filed a Motion for Summary Judgment.  That Motion has now been fully briefed and argued before the Judge on Friday April 9, 2010.  Judge has reserved decision on the Motion.  Company is awaiting the decision by the Judge which may take several months.

ITEM 4.            [REMOVED AND RESERVED]

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

The following table indicates the high and low closing prices for the Company's, Common Stock for the period from January 1, 2007 to December 31, 2009 based upon information supplied by the OTC Bulletin Board.  Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2008 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.13	.10
Second Quarter	.13	.10
Third Quarter	.11	.04
Fourth Quarter	.04	.04

2009 Fiscal Year	Quoted Price ($)
	High	Low
First Quarter	.07	.03
Second Quarter	.08	.05
Third Quarter	.07	.05
Fourth Quarter	.07	.04

First Quarter through April 13, 2010	.04	.03

On April 13, 2010, the closing price of the Common Stock as reported on the OTC Bulletin Board was $.03.  As of April 13, 2010, there were 165 holders of record of Common Stock.

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

Repurchases by the Company

During the fourth quarter of 2009, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.            SELECTED FINANCIAL DATA

Not Applicable.

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

Results of Operations – December 31, 2009 and 2008

The Company had no revenue from operations for the twelve months ended December 31, 2009 and 2008.

General and administrative expenses for the twelve months ended December 31, 2009 and 2008 was $333,173 and $587,657, respectively, which consisted mostly of legal fees, accounting and auditing fees and the salary and expenses to our only remaining employee.

At December 31, 2009 and December 31, 2008, respectively, we had working capital deficits of $1,359,468 and $1,028,614, respectively.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses for the years ended December 31, 2009 and 2008.  We have minimal assets and have had no operative revenues since the sale of our assets to Oak. We have the cash from the Oak Sale to conduct operations.  As of December 31, 2009 and 2008, we had cash of $269 and $64,203, current assets of $269 and $64,202 and current liabilities of $1,359,737 and $1,092,816, respectively.

Critical Accounting Policies

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Restricted Cash – All funds held in escrow were released on January 30, 2009.

Income Taxes - The Company follows ASC 740 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

New Accounting Pronouncements – On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting by producers and distributors of films.

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

Officer Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our President and Chief Executive Officer and Chief Accounting Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held

Carmine N. Stella	58	President, Chief Executive Officer,
		Chairman of the Board of Directors
Carol Russell	54	Director

Joseph M. Luzzi	62	Director

Michael Matrsciani	54	Director

Daniel Matrisciani(1)	63	Director

Vito Cardinale	50	Director

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

None

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Named Executive Officers for the fiscal years ending December 31, 2008 and 2009.

Summary Compensation Table

	Annual Compensation Awards			Long-Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)

			Other Annual	Restricted	Stock Option
Name and Principal Position	Year	Salary	Compensation	Award	Grants

Carmine N. Stella	2009	$210,027.96	-0-	-0-	-0-
President, Chief Executive Officer, Chairman of the Board	2008	$210,027.96	-0-	-0-	-0-

There were no options granted or exercised during the last fiscal year to the Company's Chief Executive Officer.

Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.

 Employment Agreements

There are no employment agreements in effect as of December 31, 2009 and 2008.

Payment of Accrued Unpaid Salaries and Severance

Certain members of management have not received their salaries and expenses since May 1, 2005. Accordingly, the following individuals are entitled to be paid accrued and unpaid salaries from the proceeds from the Asset Sale received by the Company in the amounts set forth adjacent to their names (such amounts calculated as of December 31, 2009): Carmine Stella ($692,688.38); Anthony Stella ($39,654); Michael Mastrisciani ($40,067.51); Daniel Mastrisciani ($40,067.50); Monty Mastrisciani ($40,067.50); and Alex Mastrisciani ($35,479.50).  The Company has reimbursed such employees for out-of-pocket expenses incurred by them in connection with the performance of their duties which, as of December 31, 2008, total approximately $20,000.00.  As of December 31, 2009, out-of-pocket expenses of $58,000.00 incurred by such employees have accrued but have not been paid to such employees.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 13, 2010, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

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

The following table presents information as of April 13, 2010 with respect to compensation plans under which equity securities were authorized for issuance by the Company.

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

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009 an officer of the Company advanced monies to the Company in order to cover various operating expenses.  The amount due to officer at December 31, 2009 is $11,700.  This loan is non-interest bearing and is payable on demand.

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

During the fiscal years ended December 31, 2009 and 2008 fees for services provided by Sherb & Co., LLP were as follows (rounded to the nearest $1,000):

Audit Fees

The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the years ended December 31, 2009 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.  The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2008 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.

Audit Related Fees

There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2009 and 2008.

Financial Information Systems Design and Implementation Fees

There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2009 and 2008.

Tax Fees

There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2009 and 2008.

All Other Fees

There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements.

Index

	Report of Independent Registered Public Accounting Firm	F - 2

Financial Statements
	Balance Sheets	F - 3
	Statements of Operations	F - 4
	Statements of Stockholders' Deficit	F - 5
	Statements of Cash flows	F - 6
	Notes to Financial Statements	F - 7 - 11

(a)(2)	Financial Statement Schedules.

(b)	Exhibits

1.1	Form of Underwriting Agreement.*

1.2	Form of Agreement Among Underwriters.*

1.3	Form of Selected Dealer Agreement.*

3.1	Certificate of Incorporation.*

3.2	Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*

3.3	Form of Certificate of Designations Relating to Series B Preferred Stock.*

3.4	ByLaws.*

4.1	Specimen Common Stock Certificate.*

4.2	Specimen Series A Preferred Stock Certificate.*

4.3	Specimen Series B Preferred Stock Certificate.*

4.4	Specimen Class A Warrant Certificate.*

4.5	Form of Convertible Bridge Note.*

4.6	Form of Class A Warrants Issued to Certain Members of Management.*

4.7	Form of Class A Warrants Issued in 1996 Private Placement Financing.*

4.8	Form of Representative’s Unit Purchase Option Agreement.*

4.9	Form of Warrant Agreement.*

10.1	Agreement with Consolidated Beverage Corp. relating to Pabst Distribution Rights *

10.2	Form of Series of Promissory Notes to Consolidated Beverage Corporation *

10.3	Bill of Sale from Consolidated Beverage Corp. to Registrant.*

10.4	Distributorship Agreement with Pabst Brewing Company *

10.5	Agency Agreement with Vito Santoro, Inc.*

10.6	Employment Agreement between Registrant and Carmine N. Stella.*

10.7	1996 Incentive Stock Option Plan.*

10.8	Agreement with Carmine N. Stella relating to Option to acquire Vito Santoro, Inc.*

10.9	Merger Agreement relating to Vito Santoro, Inc.*

10.10	Asset Purchase Agreement, dated as of May 4, 2001 between Registrant and Prospect Beverage Corporation (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 14, 2001.)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of April, 2010.

CAPITAL BEVERAGE CORPORATION

By:	/s/ Carmine N. Stella
Carmine N. Stella
President, Chief Executive Officer
and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/Carmine N. Stella	Chief Executive Officer,	April 13, 2010
Carmine N. Stella	President and Chairman of
the Board of Directors

/s/ Carol Russell	Director	April 13, 2010
Carol Russell

/s/ Joseph Luzzi	Director	April 13, 2010
Joseph Luzzi

/s/ Michael Matrisciani	Director	April 13, 2010
Michael Matrisciani

/s/ Daniel Matrisciani	Director	April 13, 2010
Daniel Matrisciani

/s/ Vito Cardinale	Director	April 13, 2010
Vito Cardinale

CAPITAL BEVERAGE CORPORATION

FINANCIAL STATEMENTS

INDEX

Page Number

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F - 2
FINANCIAL STATEMENTS:
Balance Sheets	F - 3
Statements of Operations	F - 4
Statements of Stockholders' Deficit	F - 5
Statements of Cash Flows	F - 6
Notes to Financial Statements	F - 7 to F - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Capital Beverage Corporation

We have audited the accompanying balance sheets of Capital Beverage Corporation as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Beverage Corporation as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants New York, New York April 13, 2010

CAPITAL BEVERAGE CORPORATION
BALANCE SHEETS
ASSETS
	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$269	$8,326
Restricted cash	-	55,876
TOTAL CURRENT ASSETS	269	64,202

OTHER ASSETS	-	2,319

	$269	$66,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,348,037	$1,092,817
Officer loans	11,700	-
TOTAL CURRENT LIABILITIES	1,359,737	1,092,817

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; authorized 1,000,000 shares;
No shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,374,510)	(7,041,338)
TOTAL STOCKHOLDERS' DEFICIT	(1,359,468)	(1,026,296)

	$269	$66,521

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative	333,172	587,657
	333,172	587,657

NET LOSS	$(333,172)	$(587,657)

NET LOSS PER SHARE
Basic	$(0.09)	$(0.15)
Diluted	$(0.09)	$(0.15)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic	3,792,045	3,792,045
Diluted	3,792,045	3,792,045

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2007	-	$-	$3,792,045	$3,793	$5,986,249	$(6,453,681)	$(463,639)

Capital contributed	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	(587,657)	(587,657)

Balance December 31, 2008	-	-	3,792,045	3,793	6,011,249	(7,041,338)	(1,026,296)

Net loss	-	-	-	-	-	(333,172)	(333,172)

Balance December 31, 2009	-	$-	3,792,045	$3,793	$6,011,249	$(7,374,510)	$(1,359,468)

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333,172)	$(587,657)
Adjustments to reconcile net loss from operations
to net cash used in operating activities:
Changes in assets and liabilities:
Other receivable	2,319	4,610
Accounts payable and accrued expenses	255,220	(120,916)
Total adjustments	257,539	(116,306)

NET CASH USED IN OPERATING ACTIVITIES	(75,633)	(703,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer loans	11,700	-
Capital contributed	-	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,700	25,000

NET DECREASE IN CASH	(63,933)	(678,963)

CASH - BEGINNING OF YEAR	64,202	743,165

CASH - END OF YEAR	$269	$64,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to financial statements.

CAPITAL BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Capital Beverage Corporation (the “Company” or “Capital”) was formed in December 1995 to operate as a wholesale distributor of beer and other beverages in New York City. On December 16, 2005, the Company sold substantially all of its assets to Oak Beverages, Inc.

The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate.  The Company is not currently engaged in any business activities that provide cash flow.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which presumes that the Company will be able to continue to meet its obligations and realize its assets in the normal course of business.

The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain necessary financing to meet obligations and repay its liabilities when they become due or be acquired by an operating company. There are no assurances that the Company will have sufficient funds to pay its obligations as they become due or be acquired by an operating company.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Restricted Cash – All funds held in escrow were released on January 30, 2009.

Income Taxes - The Company follows ASC 740 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

CAPITAL BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

New Accounting Pronouncements – On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

5.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 an officer of the Company advanced monies to the Company in order to cover various operating expenses.  The amount due to officer at December 31, 2009 is $11,700.  This loan is non-interest bearing and is payable on demand.

6.	LITIGATION

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

CAPITAL BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In March 2009, a plaintiff that originally commenced an action against the Company in September 2003 filed a Request for Judicial Intervention.  Thereafter, a preliminary conference was held on May 4, 2009.  During that conference, the Court heard argument regarding whether this case should be dismissed because of failure by the Plaintiff to prosecute the action.  The Court denied that request and directed that discovery proceed.  The plaintiff was deposed on October 22, 2009.  On December 4, 2009, Plaintiff served a Note of Issue to place this action on the trial calendar.  Thereafter, on February 2, 2010, the Company filed a Motion for Summary Judgment.  That Motion has now been fully briefed and argued before the Judge on Friday April 9, 2010.  Judge has reserved decision on the Motion.  Company is awaiting the decision by the Judge which may take several months.  The Company cannot predict the outcome of this matter at this time.

7.             INCOME TAXES

At December 31, 2009 the Company had a net operating loss carryover of $2,078,000 available as offsets against future taxable income, if any, which expire at various dates through 2029.  The Company has a deferred tax asset of $698,000 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset.

CAPITAL BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

	Year Ended December 31,
	2009	2008
Expected income tax (benefit)	$(116,550)	$(205,000)
State tax expense (benefit), net of Federal effect	(16,650)	(29,000)
Utilization of net operating loss carryforward	-	-
Increase in valuation allowance	133,200	234,000
	$-	$-

The following is a schedule of the Company’s net deferred tax assets as of:

	December 31,
	2009	2008
Net operating loss carryforward	$831,200	$698,000
Alternative minimum tax credit	-	25,000
Valuation allowance	(831,200)	(723,000)
Net deferred tax asset	$-	$-

8.	STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2008 an unrelated third party advanced the Company $25,000 in order for the Company to pay professional expenses.  The Company does not have to repay the unrelated third party for monies received and therefore credited additional paid-capital for receiving said funds.

Stock Options

The Company’s outstanding stock options were issued in 2003 pursuant to the Company’s 2003 Incentive Stock Option Plan (2003 Plan) and in 1999 and 2000 pursuant to the Company’s 1996 Incentive Stock Option Plan (1996 Plan).

Under the 2003 Plan, the Company issued 1,500,000 options exercisable at $.23 per share which expire in December 2013.

CAPITAL BEVERAGE CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Under the 1996 Plan, the Company issued 175,000 options in December 1999 exercisable at $3.55 per share which expire in 2009 and another 175,000 options in December 2000 exercisable at $.05 per share which expire in 2010.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	1,850	$0.53
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2009	1,850	$0.53

A summary of options outstanding and exercisable at December 31, 2009 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Range of Exercise Prices	Options
December 31, 2009
$0.23 - $3.50	1,850	5	$0.53	$0.05 - $3.50	1,850

Warrants

In October 2003, the Company issued 1,000,000 warrants to Casimir Capital L.P. in accordance with the terms of a consulting agreement.  The warrants expire in October 2013.

A summary of the Company’s stock warrant activity and related information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2007	1,000	$1.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding as December 31, 2009	1,000	$1.00

9.	SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through April 13, 2010, which is the date the financial statements were issued.