Form 10-Q
period 2010-03-31
CAPITAL BEVERAGE CORP
filed 2010-05-24
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

The number of shares of common stock, $.001 par value, outstanding as of May 24, 2010 was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$269
TOTAL CURRENT ASSETS	-	269

	$-	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,430,189	$1,348,037
Officer Loans	12,005	11,700
TOTAL CURRENT LIABILITIES	1,442,194	1,359,737

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares;
issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,457,236)	(7,374,510)
TOTAL STOCKHOLDERS' DEFICIT	(1,442,194)	(1,359,468)

	$-	$269

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

COSTS AND EXPENSES:
General and administrative	82,726	88,391
	82,726	88,391

LOSS FROM CONTINUING OPERATIONS	(82,726)	(88,391)

NET LOSS	$(82,726)	$(88,391)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,726)	$(88,391)
Changes in assets and liabilities:
Accounts payable	82,152	34,137
Total adjustments	82,152	34,137

NET CASH USED IN OPERATING ACTIVITIES	(574)	(54,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Officer loans	305	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	305	-

NET DECREASE IN CASH	(269)	(54,254)

CASH - BEGINNING OF PERIOD	269	64,202

CASH - END OF PERIOD	$-	$9,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010.

The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009, which was filed on April 14, 2010.

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

The Company has not generated revenue since the sale of assets in December 2005. As a result, current operations are not an adequate source of cash to fund future operations. The report of the independent registered public accounting firm for the year ended December 31, 2009 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain necessary financing to meet obligations and repay its liabilities when they become due or be acquired by an operating company.  There are no assurances that the Company will have sufficient funds to pay its obligations as they become due or be acquired by an operating company

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash in banks in demand and time deposit accounts with maturities of 90 days or less.

Income Taxes – The Company follows ASC 740 – Accounting  – Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

–Loss per Common Share – Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

New Accounting Pronouncements – On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 On October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement of:

-	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

-	Management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

-	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2010 AND 2009

4.    ACCOUNTS PAYABLE

The following is a listing of accounts payable as of:

	March 31,	December 31,
	2010	2009
Due to CEO	$745,195	$692,688
Due to former executives	479,336	479,336
Legal and accounting	89,877	66,492
Other	115,781	109,521
Total	$1,430,189	$1,348,037

5.    RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 an officer of the Company advanced monies to the Company in order to cover various operating expenses.  The amount due to officer at December 31, 2009 is $11,700.  This loan is non-interest bearing and is payable on demand.

6.    LITIGATION

On June 26, 2007, the Company filed a complaint against Oak Beverages, Inc. (“Oak”), Victoria Beverage, Inc. (“Victoria”), and Dealy & Silberstein, LLP, solely in its capacity as escrow agent, in the U.S. District Court for the Southern District of New York (the “Court”), seeking a declaratory judgment that, under the parties’ Asset Purchase Agreement, dated September 15, 2005 and Escrow Agreement, dated December 16, 2005, the Company is not required to indemnify Oak and Victoria for unemployment insurance contributions based on the experience rating account held by Oak and maintained by the State of New York Department of Labor (“NYDOL”).

On July 23, 2007, Oak and Victoria filed with the Court an answer, counterclaim, and cross-claim in response to the Company’s complaint alleging that the Asset Purchase Agreement was “deliberately structured” such that any liability, which would include the disputed unemployment taxes, would be retained by the Company post-closing and would not be transferred to Oak.  On August 15, 2007, the Company filed a reply to Oak and Victoria’s counterclaim.

On August 6, 2008, the parties reached a settlement agreement.  The settlement provided that the Company pay Oak the sum of $100,000.00 in full settlement of all claims.  The settlement also provided that the balance of the funds held in escrow, be released to the Company with the exception of the amount of $55,739.00 which will continue to be held in escrow in connection with a unrelated pending claim asserted by a third party.  The settlement agreement was executed as of August 28, 2008 and included a Joint Stipulation and Order of Dismissal with Prejudice (the “Joint Stipulation”), which was signed by all parties.  Judge Buchwald signed and entered the Joint Stipulation on September 8, 2008, which formally concluded the action.

CAPITAL BEVERAGE CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

In March 2009, a plaintiff that originally commenced an action against the Company in  September 2003 filed a Request for Judicial Intervention.  Thereafter, a preliminary conference was held on May 4, 2009.  During the conference, the Court heard argument regarding whether this case should be dismissed because of failure by the Plaintiff to prosecute the action.  The Court denied that request and directed that discovery proceed.  The plaintiff was deposed on October 22, 2009.  On December 4, 2009, Plaintiff served a Note of Issue to place this action on the trial calendar.  Thereafter, on February 2, 2010, the Company filed a motion for Summary Judgment.  That Motion has now been fully briefed and argued before the Judge on Friday April 9, 2010.  Judge has reserved decision on the Motion.  Company is awaiting the decision by the Judge which may take several months.  The Company cannot predict the outcome of this matter at this time.

7.    SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 24, 2010, which is the date the financial statements were issued.

The Company did not have any material subsequent events to disclose.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks identified in our Form 10-K for the year ended December 31, 2009 and presented elsewhere by management from time to time.  Such forward-looking statements represent management’s current expectations and are inherently uncertain.  Investors are warned that actual results may differ from management’s expectations.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the three months ended March 31, 2010.

General and administrative expenses for the three months ended March 31, 2010 were $82,726, which consisted mostly of legal fees, professional fees and the salary and expenses to our only remaining employee.  General and administrative expenses for the three months ended March 31, 2009 were $88,391.

At March 31, 2010 and December 31, 2009, respectively, we had working capital deficits of ($1,442,194) and ($1,359,468), respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

New Accounting Standards

Please see Note 3 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s indebtedness that would have posed an interest rate risk have been paid in full. As a result, the Company no longer has an interest rate risk.

Item 4T. Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings - There have been no material developments in our legal proceedings from those disclosed in our 2009 Annual Report on Form 10-K.

Item 1A- Risk Factors- - There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to Vote of Securities Holders - None

Item 5 - Other Information – None

Item 6.  Exhibits

(a)	Exhibits

31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL BEVERAGE CORPORATION (Registrant)

Date: May 24, 2010	By:	/s/ Carmine N. Stella
Carmine N. Stella President and Chief Executive Officer (Principal Executive Officer)