Form 10-Q
period 2010-06-30
CAPITAL BEVERAGE CORP
filed 2010-08-20
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, $.001 par value, outstanding as of August 18, 2010 was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$28	$269
TOTAL CURRENT ASSETS	28	269

	$28	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,506,912	$1,348,037
Officer Loans	13,604	11,700
TOTAL CURRENT LIABILITIES	1,520,516	1,359,737

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares; issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,535,530)	(7,374,510)
TOTAL STOCKHOLDERS' DEFICIT	(1,520,488)	(1,359,468)

	$28	$269

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	78,295	98,454	161,021	186,845
	78,295	98,454	161,021	186,845

NET LOSS	$(78,295)	$(98,454)	$(161,021)	$(186,845)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,021)	$(186,845)
Changes in assets and liabilities:
Other assets	-	2,319
Accounts payable and accrued expenses	158,876	103,260
Total adjustments	158,876	105,579

NET CASH USED IN OPERATING ACTIVITIES	(2,145)	(81,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	-	19,500
Proceeds from officer loans	1,904	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,904	19,500

NET DECREASE IN CASH	(241)	(61,766)

CASH - BEGINNING OF PERIOD	269	64,202

CASH - END OF PERIOD	$28	$2,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.           BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010.

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

–Income (loss) per Common Share – Net loss per common share is based on the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

New Accounting Pronouncements – Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.           ACCOUNTS PAYABLE

The following is a listing of accounts payable as of:

	June 30,	December 31,
	2010	2009
Due to CEO	$797,702	$692,688
Due to former executives	479,336	479,336
Legal and accounting	93,962	66,492
Other	135,912	109,521
Total	$1,506,912	$1,348,037

5.           RELATED PARTY TRANSACTIONS

During the six month ended June 30, 2010 and the year ended December 31, 2009 an officer of the Company advanced monies to the Company in order to cover various operating expenses.  The amount due to officer at June 30, 2010 and December 31, 2009 is $13,604 and $11,700, respectively.  This loan is non-interest bearing and is payable on demand.

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

In March 2009, a plaintiff that originally commenced an action against the Company in September 2003 filed a Request for Judicial Intervention.  Thereafter, a preliminary conference was held on May 4, 2009.  During the conference, the Court heard argument regarding whether this case should be dismissed because of failure by the Plaintiff to prosecute the action.  The Court denied that request and directed that discovery proceed.  The plaintiff was deposed on October 22, 2009.  On December 4, 2009, Plaintiff served a Note of Issue to place this action on the trial calendar.  Thereafter, on February 2, 2010, the Company filed a motion for Summary Judgment.  That Motion has now been fully briefed and argued before the Judge on Friday April 9, 2010.  In July 2010, the judge granted the Company a summary judgment dismissing the plaintiff’s complaint.

7.           SUBSEQUENT EVENTS

In July 2010, the judge granted the Company a summary judgment dismissing the plaintiff’s complaint which was initially filed in September 2003.

In August 2010, the CEO loaned the Company money to pay for certain professional fees.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the six months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2010 were $161,021, which consisted mostly of legal fees, professional fees and the salary and expenses to our only remaining employee.  General and administrative expenses for the six months ended June 30, 2009 were $186,845.

At June 30, 2010 and December 31, 2009, respectively, we had working capital deficits of ($1,520,488) and ($1,359,468), respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

CAPITAL BEVERAGE CORPORATION
(Registrant)

Date: August 20, 2010	By:	/s/ Carmine N. Stella
Carmine N. Stella
President and Chief Executive Officer
(Principal Executive Officer)