Form 10-Q
period 2010-09-30
CAPITAL BEVERAGE CORP
filed 2010-11-17
CIK 1020186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to  ________

Commission File Number:  0-13181

CAPITAL BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3878747
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

120 Rio Vista Drive, Norwood, New Jersey	07648
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock, $.001 par value, outstanding as of November 17, 2010 was 3,792,045.

CAPITAL BEVERAGE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
CAPITAL BEVERAGE CORPORATION

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$128	$269
TOTAL CURRENT ASSETS	128	269

	$128	$269

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,563,574	$1,348,037
Officer Loans	15,855	11,700
TOTAL CURRENT LIABILITIES	1,579,429	1,359,737

STOCKHOLDERS' DEFICIT:
Preferred stock, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 20,000,000 shares; issued and outstanding 3,792,045 shares	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,594,342)	(7,374,510)
TOTAL STOCKHOLDERS' DEFICIT	(1,579,300)	(1,359,468)

	$129	$269

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	58,812	71,092	219,833	257,937
	58,812	71,092	219,833	257,937

NET LOSS	$(58,812)	$(71,092)	$(219,833)	$(257,937)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	3,792,045	3,792,045	3,792,045	3,792,045

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,833)	$(257,937)
Changes in assets and liabilities:
Other assets	-	2,319
Accounts payable and accrued expenses	215,538	166,735
Total adjustments	215,538	169,054

NET CASH USED IN OPERATING ACTIVITIES	(4,295)	(88,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	-	19,500
Proceeds from officer loans	4,155	5,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,155	25,000

NET DECREASE IN CASH	(140)	(63,883)

CASH - BEGINNING OF PERIOD	269	64,202

CASH - END OF PERIOD	$129	$319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited financial statements.

CAPITAL BEVERAGE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.           BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited financial statements of Capital Beverage Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010.

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

4.           ACCOUNTS PAYABLE

The following is a listing of accounts payable as of:

	September 30,	December 31,
	2010	2009
Due to CEO	$850,209	$692,688
Due to former executives	479,336	479,336
Legal and accounting	123,986	66,492
Other	109,823	109,521
Total	$1,563,354	$1,348,037

5.           RELATED PARTY TRANSACTIONS

During the nine month ended September 30, 2010 and the year ended December 31, 2009 an officer of the Company advanced monies to the Company in order to cover various operating expenses.  The amount due to officer at September 30, 2010 and December 31, 2009 is $15,855 and $11,700, respectively.  This loan is non-interest bearing and is payable on demand.

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

RESULTS OF OPERATIONS

The Company had no revenue from operations for the nine months ended September 30, 2010.

General and administrative expenses for the nine months ended September 30, 2010 were $219,833, which consisted mostly of legal fees, professional fees and the salary and expenses to our only remaining employee.  General and administrative expenses for the nine months ended September 30, 2009 were $257,937.

At September 30, 2010 and December 31, 2009, respectively, we had working capital deficits of $1,579,301 and $1,359,468, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the quarter covered by this report. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date: November 17, 2010	CAPITAL BEVERAGE CORPORATION
(Registrant)

	By:	/s/ Carmine N. Stella
Carmine N. Stella
President and Chief Executive Officer
(Principal Executive Officer)