Form 10-K
period 2010-12-31
CAPITAL BEVERAGE CORP
filed 2018-04-13
CIK 1020186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-13181

CAPITAL BEVERAGE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3878747
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

8 The Green

Suite #7734

Dover, Delaware 19901

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (302) 659-7236

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Issuer’s revenues for its most recent fiscal year were $-0-.

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $113,761 based on the closing price (last sale of the day) for the registrant’s common stock.

As of April 13, 2018, there were 220,834,680 shares of common stock outstanding.

Documents incorporated by reference: NO

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Capital Beverage Corporation. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Capital Beverage Corporation (“Capital” and the “Company”) was incorporated under the laws of the State of Delaware on December 5, 1995. The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow.

In January 1996, the Company acquired from Consolidated Beverage Corporation, the right to become the exclusive distributor (“Pabst Distribution Rights”) for certain beer and malt liquor products (“Pabst Products”) manufactured by Pabst Brewing Company (“Pabst”). The consideration paid by the Company for the Pabst Distribution Rights was One Million Six Hundred Thousand Dollars ($1,600,000), payable Eight Hundred Thousand Dollars ($800,000) in cash and the balance by delivery of a series of 120 promissory notes, each in the amount of Ten Thousand Dollars ($10,000) (collectively, the “Consolidated Notes”). The Consolidated Notes bear interest at 9% per annum, which interest was included in the monthly $10,000 payments.

On April 30, 1999 Miller Brewing Company acquired certain brands of alcoholic beverage from the Pabst Brewing Company resulting in a new distribution agreement for certain brands held by Capital Beverage. The brands of Olde English and Hamm’s are the two brands which Capital Beverage now contracts to purchase from the Miller Brewing Company on an exclusive basis.

On December 31, 2001 Capital sold its Miller products at the request of the Miller Brewing Company in compliance with their national consolidation plan. Phoenix Beverage paid Capital Beverage Two Million Six Hundred Fifty Thousand Dollars $2,650,000 for that acquisition.

On July 18, 1998 and July 30, 1998 Capital Beverage signed two distributor agreements with Pittsburgh Brewing Company (“Pittsburgh”) to distribute on an exclusive basis in the entire state of New York, the following brands:

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

As of September 15, 2005, the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Oak Beverages, Inc., a New York corporation (“Oak”), pursuant to which the Company agreed to sell, and Oak agreed to purchase (the “Asset Sale”), the Company’s exclusive distribution rights for the Pabst brands, Pittsburgh brands and Ballantine brands (the “Assets”). The Asset Purchase Agreement contained customary representations and warranties, conditions to closing (including shareholder and brewer approval and the distribution by the Company of an Information Statement on Schedule 14C (the “Information Statement”) to its stockholders), and termination and indemnification provisions.

Immediately following the execution of the Agreement, certain stockholders (the “Approving Stockholders”) of the Company holding an aggregate of 1,900,000 shares of the Company’s common stock, representing 50.1% of the shares outstanding, signed a written consent of stockholders approving the Asset Purchase Agreement and the exhibits and schedules thereto as well as the transactions contemplated thereby. The Approving Stockholders were Carmine N. Stella, the Company’s President, Chief Executive Officer and Chairman of the Board, Anthony Stella, the Company’s then Vice President of Sales and Marketing (and the brother of Carmine Stella), Michael Matrisciani, a director of the Company, Daniel Matrisciani, the Company’s then Vice President of Operations and a director, Alex Matrisciani and Monty Matrisciani (each of whom are the brothers of Michael and Daniel Matrisciani).

The Company and Oak also entered into a Sub-Distribution Agreement dated as of September 15, 2005 (the “Sub-Distribution Agreement”), pursuant to which Oak became a Company sub-distributor of certain Pabst beers and malt beverages (the “Products”). The Sub-Distribution Agreement became effective when the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission. Under the terms of the Sub-Distribution Agreement, Oak had the right to distribute the Products to customers located in Brooklyn, Queens, Staten Island, Manhattan and the Bronx (the “Territory”), and in exchange for such rights, Oak was required to pay Pabst directly for its Product purchases and, during the first 45 days following the effective date of the Agreement (the “45- Day Period”), Oak was required to pay to Capital the following amounts for Products received by Oak: (x) $.50 for each case of Products and (y) $2.00 for each barrel of Products. The purchase price paid by Oak to Capital in connection with the closing of the transactions contemplated by the Asset Purchase Agreement was reduced by an amount equal to the sum of: (i) $.25 for each case of Products purchased by Oak and sold by Oak to customers in the Territory, plus (ii) $.50 for each case of Products purchased by Oak but not sold to such customers, plus (iii) $1.00 for each barrel of Products purchased by Oak and sold by Oak to customers in the Territory, plus (iv) $2.00 for each barrel of Products purchased by Oak but not sold to such customers, all determined during the 45-Day Period.

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

As of April 13, 2018, the Company does not have any ongoing operations and is not currently engaged in any business activities that provide cash flow. The Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. The Company will continue to incur claims, liabilities and expenses.

Strategy

The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow.

Structure of the Company

The Company does not have any ongoing operations for the payment of its liabilities. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations.

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

Employees

As of December 31, 2010, the only remaining employee was Carmine Stella, the Company’s Chief Executive Officer.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors. However, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company’s business, prospects, financial condition and results of operations.

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

Our Financial Statements Include A Going Concern Opinion From Our Independent Auditors. The Company received a going concern opinion on its financial statements. Our auditors have stated that due to our lack of profitability and our negative working capital, there is “substantial doubt” about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

There Are Risks Associated With Our Stock Trading On www.OTCMarkets.com Rather Than A National Exchange. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

●	Limited release of the market prices of our securities;

●	Limited news coverage of us;

●	Limited interest by investors in our securities;

●	Volatility of our stock price due to low trading volume;

●	Increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and

●	Limited ability to issue additional securities or to secure additional financing.

There is No Assurance That An Active Public Trading Market Will Develop. There has been an extremely limited public trading market for the Company’s Common Stock. There can be no assurances that a public trading market for the Common Stock will develop or that a public trading market, if developed, will be sustained. If for any reason a public trading market does not develop, purchasers of the shares of Common Stock may have difficulty in selling their securities should they desire to do so.

“Penny Stock” Regulations May Impose Certain Restrictions On The Marketability of Our Securities. The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Currently, the Company neither rents nor owns any properties.

ITEM 3.	LEGAL PROCEEDINGS

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

In July 2010, the judge granted the Company a summary judgment dismissing the plaintiff’s complaint which was initially filed in September 2003.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock commenced trading on The Nasdaq SmallCap Market on the effectiveness of the Company’s Initial Public Offering on July 17, 1997 under the symbol “CBEV”. The Common Stock is regularly quoted and traded on the OTC Bulletin Board. The Company’s securities were delisted by The NASDAQ Stock Market on June 19, 2001.

The following table indicates the high and low closing prices for the Company’s, Common Stock for the period from January 1 2009 to December 31, 2010 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

2009 Fiscal Year	Quoted Price
	High	Low
First Quarter	0.07	0.03
Second Quarter	0.08	0.05
Third Quarter	0.07	0.05
Fourth Quarter	0.07	0.04

2010 Fiscal Year	Quoted Price
	High	Low
First Quarter	0.06	0.03
Second Quarter	0.06	0.03
Third Quarter	0.03	0.03
Fourth Quarter	0.04	0.03

Through April 13, 2018	0.07	0.06

On April 13, 2018, the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.03. As of April 13, 2018, there were 169 holders of record of Common Stock.

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

Repurchases by the Company

During the fourth quarter of 2009, we did not repurchase any shares of our Common Stock on our behalf or for any affiliated purchase.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Results of Operations - Comparison of the Years Ended December 31, 2010 and 2009

The Company had no revenue from operations for the years ended December 31, 2010 and 2009.

General and administrative expenses for the years ended December 31, 2010 and 2009 was $248,376 and $333,172 respectively, which consisted mostly of legal fees, accounting and auditing fees and the salary and expenses to our only remaining employee. The decrease was primarily due to limited operations in 2010.

Other income for the years ended December 31, 2010 and 2009 was $73,353 and $0, respectively. Other income in 2010 consisted of forgiveness of aged payables.

Liquidity and Capital Resources

The following table summarizes our cash flows for each of the periods presented:

	Year Ended
	December 31,
	2010	2009
Net cash used in operating activities	$(4,295)	$(75,633)
Net cash provided by financing activities	4,155	11,700
Net decrease in cash	$(140)	$(63,933)

During the year ended December 31, 2017, operating activities used $4,295 of cash, primarily resulting from our net loss of $175,023 as well as non-cash gains of $73,353, partially offset by an increase in accounts payable and accrued expenses of $244,081.

During the year ended December 31, 2016, operating activities used $75,633 of cash, primarily resulting from our net loss of $333,172, partially offset by an increase in accounts payable and accrued expenses of $255,220.

Financing activities provided cash of $4,155 and $11,700 during the years ended December 31, 2017 and 2016, respectively, due to proceeds from officer loans.

Critical Accounting Policies and Estimates

Our significant accounting policies are fully described in Note 2 to our financial statements for the fiscal year ended December 31, 2010 contained herein.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

Index to the Financial Statements

Page

F-1	Unaudited Balance Sheets as of December 31, 2010 and 2009.

F-2	Unaudited Statements of Operations for the Years Ended December 31, 2010 and 2009.

F-3	Unaudited Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009.

F-4	Unaudited Statements of Cash Flows for the Years Ended December 31, 2010 and 2009.

F-5 to F-8	Notes to Unaudited Financial Statements.

CAPITAL BEVERAGE CORPORATION

UNAUDITED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash	$129	$269
Total assets	129	269

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,518,765	$1,348,037
Officer loans	15,855	11,700
Total liabilities	1,534,620	1,359,737

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 20,000,000 shares authorized, 3,792,045 shares issued and outstanding as of December 31, 2010 and 2009	3,793	3,793
Additional paid-in capital	6,011,249	6,011,249
Accumulated deficit	(7,549,533)	(7,374,510)
Total stockholders’ deficit	(1,534,491)	(1,359,468)
Total liabilities and stockholders’ deficit	$129	$269

See notes to the financial statements.

CAPITAL BEVERAGE CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2010	2009
Revenue	$-	$-

Operating expenses:
General and administrative	248,376	333,172
Total operating expenses	248,376	333,172

Other income:
Forgiveness of debt	73,353	-
Total other income	73,353	-
Net loss	$(175,023)	$(333,172)

Net loss per share attributable to common shareholders—basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding—basic and diluted	3,792,045	3,792,045

See notes to the financial statements.

CAPITAL BEVERAGE CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2008	3,792,045	$3,793	$6,011,249	$(7,041,338)	$(1,026,296)
Net loss	-	-	-	(333,172)	(333,172)
Balances at December 31, 2019	3,792,045	3,793	6,011,249	(7,374,510)	(1,359,468)
Net loss	-	-	-	(175,023)	(175,023)
Balances at December 31, 2010	3,792,045	$3,793	$6,011,249	$(7,549,533)	$(1,534,491)

See notes to the financial statements.

CAPITAL BEVERAGE CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(175,023)	$(333,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(73,353)	-
Changes in operating assets and liabilities:
Other receivable	-	2,319
Accounts payable and accrued expenses	244,081	255,220
Net cash used in operating activities	(4,295)	(75,633)
Cash flows from financing activities:
Proceeds from officer loans	4,155	11,700
Net cash provided by financing activities	4,155	11,700
Net decrease in cash	(140)	(63,933)
Cash at beginning of year	269	64,202
Cash at end of year	$129	$269

Supplemental information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

CAPITAL BEVERAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Capital Beverage Corporation was incorporated under the laws of the State of Delaware on December 5, 1995.

The Company does not have any ongoing operations and is not currently engaged in any business activities that provide cash flow. As of the date hereof, the Company, as defined in Rule 12b-2 under the Exchange Act, is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. The Company will continue to incur claims, liabilities and expenses.

The Company’s plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate. The Company is not currently engaged in any business activities that provide cash flow.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from the Company’s estimates.

Fair Value Measurements

Certain assets of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company does not have any assets or liabilities that are measured at fair value determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities held as available for sale. For years ended December 31, 2010 and 2009, there was no difference between net loss and comprehensive loss.

CAPITAL BEVERAGE CORPORATION

NOTES TO NOTES TO UNAUDITED FINANCIAL STATEMENTS

Income Taxes

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes (“ASC 740”). ASC 740 provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company follows the provisions of the accounting guidance on accounting for income taxes which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax asset to a level which, more likely than not, will be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”), provides detailed guidance for financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. In accordance with ASC 740-10, income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of the standard and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense over the next twelve months. The Company has no liabilities recorded as of September 30, 2017 under ASC 740-10.

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. During the nine months ended September 30, 2017, the Company did not have any securities that are considered potential dilutive common shares.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments of ASU 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted. The adoption of ASU 2016-15 is required to be applied retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current in the balance sheet. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact that the adoption of ASU 2015-17 will have on its financial statements.

CAPITAL BEVERAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of accounts payable and accrued expenses:

	December 31,
	2010	2009
Accrued payroll to former executives	$479,336	$479,336
Due to CEO	908,444	692,688
Legal and accounting fees	130,985	66,492
Other	-	109,521
Total accounts payable and accrued expenses	$1,518,765	$1,348,037

NOTE 4 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, an officer of the Company advanced monies to the Company in order to cover various operating expenses. The amount due to the officer at December 31, 2010 and 2009 is $15,855 and $11,700, respectively. This loan is non-interest bearing and is payable on demand.

NOTE 5 – LITIGATION

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

CAPITAL BEVERAGE CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

At December 31, 2010 the Company had a net operating loss carryover of $2,253,000 available as offsets against future taxable income, if any, which expire at various dates through 2030. The Company has a deferred tax asset of $901,200 arising from net operating loss deductions and an alternative minimum tax credit and has recorded a valuation allowance for the full amount of such deferred tax asset.

The following is a reconciliation between the expected income tax expense (benefit), assuming a statutory Federal tax rate of 35%, and the actual income tax expense (benefit):

	Year Ended
	December 31,
	2010	2009
Expected income tax (benefit)	$(61,250)	$(116,550)
State tax expense (benefit), net of Federal effect	(8,750)	(16,650)
Utilization of net operating loss carryforward	-	-
Increase in valuation allowance	70,000	133,200
	$-	$-

The following is a schedule of the Company’s net deferred tax assets as of:

	December 31,
	2010	2009
Net operating loss carryforward	$901,200	$831,200
Valuation allowance	(901,200)	(831,200)
Net deferred tax assets	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

On December 13, 2011, the Board approved a 20-to-1 reverse stock split of the Company’s issued and outstanding common shares. The reverse split has Board and stockholder approval, however as not been filed with the state as of April 13, 2018.

During December 2011, the Company converted outstanding accounts payable and accrued expense balances into common shares at a conversion price of $0.20 per share. The Company issued 7,042,635 common shares in exchange for $1,410,531. An additional $74,090 of amounts due to the CEO were contributed to additional paid-in-capital as forgiveness of officer debt.

In December 2011, the Company entered into a share exchange agreement with Paramount Consulting (“Paramount”) whereby the Company agreed to issue 100 preferred shares and 9,000,000 common shares to the majority shareholder of Paramount. The preferred shares were converted into 201,000,000 shares of common stock and a total of 210,000,000 common shares were issued in June 2014 to Benjamin Cohen.

In April 2012, the Board changed its name to Clean & Green Holdings, Inc. and in April 2018, the name was changed to Capital Beverage Corporation.

As of April 13, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 1,000,000 shares of preferred stock and 250,000,000 shares of common stock.

As of April 13, 2018, there were no preferred shares issued and outstanding and 220,834,680 common shares issued and outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, Carmine N. Stella, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us are required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of the directors, executive officers and significant employees, and promoters of the Company are set forth below.

Name	Age	Position Held
Benjamin Cohen	30	President, Chief Executive Officer

The following sets forth biographical information regarding our executive officers and directors.

Benjamin Cohen - Since 2010, Mr. Cohen has brought strategic consulting services to emerging growth companies with expertise of providing financial, operational and organizational management and advisory services to private and public companies. He has unique skills in financial reporting and operating management of early stage companies, and has proven knowledge of SEC, FINRA, strategic business planning, Sarbanes Oxley internal controls, financial reporting requirements and financial systems. In December 2011, Mr. Cohen became President and a member of the Board of Directors of Capital Beverage Corporation. Mr. Cohen holds a Bachelor’s Degree in Business Administration from the University of Massachusetts.

As of December 31, 2010, the only remaining executive was Carmine Stella, the Company’s Chief Executive Officer. Mr. Stella served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in December 1995. From 1991 to the present, Mr. Stella has been the sole officer, director and shareholder of VSI, a wholesale and retail seller of alcoholic and nonalcoholic beverages with $12,000,000 of sales during fiscal 1994 and $7,000,000 of sales during fiscal 1995. From 1986 to 1990, Mr. Stella served as President and a director of Gotham Wholesale Beer Distributors, a beer and non-alcoholic beverage wholesaler with annual sales in excess of $20,000,000. Mr. Stella served as a President and Director of the Empire State Beer Distributors Association from 1984 to 1988. Mr. Stella received a B.B.A. in Accounting from Bernard M. Baruch College, New York, New York in 1973.

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

Compliance with Section 16(a) of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied, except as provided below:

None

ITEM 11.	EXECUTIVE COMPENSATION

As of April 13, 2018, there was no compensation paid to Benjamin Cohen, the Chief Executive Officer. There were no options granted or exercised during the last fiscal year.

During the years ended December 31, 2010 and 2009, the Company accrued $215,756 to the Company’s former Chief Executive Officer, Carmine Stella.

Employment Agreements

There are no employment agreements in effect as of December 31, 2010 and 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 13, 2018, certain information with respect to the beneficial ownership of Common Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

	Shares of Common	Percentage of
Name and Address of Beneficial Owner (1)	Stock Owned (2)	Common Stock
Benjamin Cohen	210,000,000	95.1%

(1)	The address of Benjamin Cohen is 8 The Green, STE 7734, Dover, DE 19901. Benjamin Cohen is the beneficial owner of Paramount Consulting.

(2)	As of April 13, 2018, there were 220,834,680 shares of our common stock outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the years ended December 31, 2010 and 2009, an officer of the Company advanced monies to the Company in order to cover various operating expenses. The amount due to officer at December 31, 2010 and 2009 is $15,855 and $11,700, respectively. This loan is non-interest bearing and is payable on demand.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to the Company by Sherb & Co., LLP for the review of our quarterly reports for the year ended December 31, 2010 totaled $28,545.

The aggregate fees billed to the Company by Sherb & Co., LLP for the audit of our annual financial statements for the year ended December 31, 2009 and for the review of our quarterly reports on Form 10-Q for the same year totaled $37,000.

Audit Related Fees

There were no fees paid to Sherb & Co., LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, assistance and consultation on financial accounting and reporting standards during the years ended December 31, 2010 and 2009.

Financial Information Systems Design and Implementation Fees

There were no fees paid to Sherb & Co., LLP for financial information systems design or implementation during the years ended December 31, 2010 and 2009.

Tax Fees

There were no fees paid to Sherb & Co., LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the years ended December 31, 2010 and 2009.

All Other Fees

There were no additional fees paid to Sherb & Co., LLP for professional fees related to all other services during fiscal years ended December 31, 2010 and 2009.

Exhibit Index

1.1	Form of Underwriting Agreement.*

1.2	Form of Agreement Among Underwriters.*

1.3	Form of Selected Dealer Agreement.*

3.1	Certificate of Incorporation.*

3.2	Certificate of Designations, As Amended, Relating to Series A Preferred Stock.*

3.3	Form of Certificate of Designations Relating to Series B Preferred Stock.*

3.4	ByLaws.*

4.1	Specimen Common Stock Certificate.*

4.2	Specimen Series A Preferred Stock Certificate.*

4.3	Specimen Series B Preferred Stock Certificate.*

4.4	Form of Convertible Bridge Note.*

4.5	Form of Class A Warrants Issued to Certain Members of Management.*

4.6	Form of Class A Warrants Issued in 1996 Private Placement Financing.*

4.7	Form of Representative’s Unit Purchase Option Agreement.*

4.8	Form of Warrant Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 333-9995 declared effective on July 17, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL BEVERAGE CORPORATION

Date: April 13, 2018	By:	/s/ Benjamin Cohen
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

